Form 10-K
period 2021-12-31
ROC Energy Acquisition Corp.
filed 2022-03-24
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41103

ROC ENERGY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-2488708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

, Texas
16400 Dallas Parkway Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 392-6180

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Common Stock, and one Right to receive one-tenth of one share of Common Stock	ROCAU	The Nasdaq Stock Market LLC
Common Stock, $0.0001 par value per share	ROC	The Nasdaq Stock Market LLC
Rights, each exchangeable into one-tenth of one share of Common Stock	ROCAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒         No  ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on the Nasdaq Global Market on December 2, 2021 and the registrant’s shares of common stock and rights began trading on the Nasdaq Global Market on December 29, 2021. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2021.The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock on December 31, 2021, as reported on the Nasdaq Global Market was $203,895,000.

As of March 22, 2022 there were 26,851,000 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our certificate of incorporation in effect upon the completion of our initial public offering;
●	“board of directors” or “board” are to the board of directors of the Company;
●	“common stock” refers to our shares of common stock, par value $0.0001 per share;

●	“Continental” or “transfer agent” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“directors” are to our current directors;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“EarlyBirdCapital” or the “representative” refers to EarlyBirdCapital, Inc., the representative of the underwriters;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“founder shares” refer to the 5,175,000 shares of common stock held or controlled by our insiders (as defined below) prior to our initial public offering (as defined below);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” are to the initial public offering that was consummated by the Company on December 6, 2021;
●	“initial stockholders” are to our sponsor and other holders of our founder shares prior to our initial public offering, if any, but excludes the holders of the representative founder shares;
●	“insiders” refer to our officers, directors, sponsor and any holder of our founder shares;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Nasdaq” are to the Nasdaq Global Market;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private shares” are to the shares of common stock included within the private units purchased by our sponsor in the private placement and any additional shares of common stock included within private units issued upon conversion of working capital loans as described herein;
●	“private units” refers to the units purchased by our sponsor in the private placement that occurred simultaneously with the consummation of our initial public offering and any additional units issued upon conversion of working capital loans as described herein, each private unit consisting of one share of common stock and one right to receive one-tenth of a share of common stock;
●	“private rights” refer to the rights included within the private units purchased by our sponsor in the private placement and any rights included within private units issued upon conversion of working capital loans as described herein;
●	“public rights” refer to the rights sold as part of the units in our initial public offering;

●	“public shares” refer to shares of common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our insiders to the extent our insiders purchase public shares, provided that each insider’s status as a “public stockholder” only exists with respect to such public shares;
●	“public units” are to the units sold in our initial public offering, which consist of one public share and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination;
●	“Registration Statement” are to the Form S-1 initially filed with the SEC November 19, 2021 and the Form S-1 initially filed with the SEC December 1, 2021 (File Nos. 333-260891 and 333-261456), as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
●	“representative founder shares” are to the 180,000 shares of common stock that we issued to EarlyBirdCapital and/or its designees (for the avoidance of doubt, such shares of common stock are not “public shares”);
●	“rights” are to the public rights and the private rights;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” refers to ROC Energy Holdings, LLC, a Delaware limited liability company;
●	“trust account” are to the U.S.-based trust account in which an initial amount of $209,070,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement units was placed following the closing of the initial public offering.
●	“units” are to our public units and private units;
●	“we,” “us,” “Company” or “our Company” are to ROC Energy Acquisition Corp.; and
●	“Withum” are to WithumSmith+Brown PC, our independent registered public accounting firm.

PART I

Item 1.Business.

Overview

We are a Delaware corporation structured as a blank check company formed for the purpose of effecting our initial business combination.

While we may pursue an initial business combination target in any business, industry or geographical location, we have focused and will continue to focus our acquisition efforts on the non-operated, upstream oil and gas sector in the U.S. We believe that the significant opportunity set, lack of competition and maturity of the production base, combined with low-risk development, has generated a compelling opportunity to create a dividend-paying oil and gas company focused on consolidating the asset class.

Initial Public Offering

On December 6, 2021, we consummated our initial public offering of 18,000,000 units. Each unit consists of one share of common stock and one public right. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $180,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 715,000 units to our sponsor at a purchase price of $10.000 per private placement unit, generating gross proceeds of $7,150,000.

On December 9, 2021, the underwriters purchased an additional 2,700,000 units pursuant to the full exercise of the over-allotment option. The units were sold at an offering price of $10.00 per over-allotment unit, generating aggregate additional gross proceeds of $27,000,000. Simultaneously with the consummation of the over-allotment option, we completed the private sale of an additional 81,000 private placement units to the sponsor, generating gross proceeds of $810,000.

A total of $209,070,000, comprised of $201,110,000 of the proceeds from the initial public offering and $7,960,000 of the proceeds of the sale of the private placement units was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Joseph Drysdale, our Chairman of the Board, and Daniel Kimes, our Chief Executive Officer. We must complete our initial business combination by December 6, 2022, 12 months from the closing of our initial public offering (or until June 6, 2023, 18 months from the closing of our initial public offering if we extend the period of time to consummate a business combination). If our initial business combination is not consummated by December 6, 2022 (or by June 6, 2023 if we extend the period of time to consummate a business combination in full), then our existence will terminate, and we will distribute all amounts in the trust account.

Business Strategy

The non-operated segment of the oil and gas sector is highly fragmented, with a significant supply of high-quality producing and non-producing assets. Additionally, the sector is generally uncompetitive with only one pure-play, publicly held non-operated company. Energy-specific private equity firms have pulled back from investing in non-operated focused businesses due to lack of exit alternatives and overall lack of investible capital at the fund level.

While the early days of shale drilling were defined by resource delineation, well-space testing and under-built midstream infrastructure, today’s shale business harnesses the knowledge gained and infrastructure built over the past 15 years to develop the resource reliably, predictably and economically. The assets that are being developed now are well understood and have predictable ultimate economic recoveries which we believe can provide significant upside to investors.

We believe that our knowledge and experience in the sector, combined with the lack of competition, presents the opportunity to buy high quality assets or businesses at compelling purchase prices with attractive reinvestment opportunities while still paying a dividend. We believe that owners of non-operated assets, funds and companies will find a merger or sale to a special purpose acquisition company to be a very compelling proposition, given the paucity viable alternatives.

Our Business Combination Process

In evaluating a prospective target business, we conduct a customary due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities as well as reviewing financial and other information that will be made available to us. We also utilize our operational and capital allocation experience to further our understanding of the prospective target business.

We may also draw upon the services of Fifth Partners, LLC (“Fifth Partners”), an affiliate of our sponsor and certain of our director nominees. Fifth Partners is a private equity group located in Dallas, Texas. An active investment partner, it provides network companies access to the people, opportunities and capital needed to build sustainable enterprises. Since its founding in 2015, Fifth Partners has deployed over $1.5 billion across various asset classes, including real estate and energy. In addition to hard asset investing, Fifth Partners also owns and operates multiple early- to mid-stage businesses.

Fifth Partners, from time to time, assists us in the identification of assets or companies that may be appropriate acquisition targets. While we may also draw upon Fifth Partners’ platforms, infrastructure, personnel, network and relationships to provide access to deal prospects, along with any necessary resources to aid in the identification and diligence of a target for the initial business combination, Fifth Partners is not obligated to identify any such target assets or companies or to perform due diligence on any acquisition targets. Any such activities are solely the responsibility of our management team.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm that regularly provides fairness opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team directly or indirectly own our securities following our initial public offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including, Americas Technology Acquisition Corp. (NYSE: ATA.U), a special purpose acquisition company (“SPAC”) that consummated its initial public offering in December 2020 and is currently in the process of searching for a business combination target, Pursuant to such fiduciary duties, such officer or director is or will be required to present a business combination opportunity to such other entities subject to his or her fiduciary duties. Subject to his or her fiduciary duties under Delaware law, none of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties, and only present it to us if such entity rejects the opportunity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to compete on a reasonable basis.

Our officers and directors may, under certain circumstances, become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in the Registration Statement, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and members of our sponsor and their respective affiliates and related entities and the relationships they have developed as a result of such experience, provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team and members of our sponsor and their respective affiliates and related entities have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of relationships and this experience provide us with important sources of investment opportunities. In addition, target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities) or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors (or their respective affiliates or related entities). In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Initial Business Combination

We have until December 6, 2022 (or until June 6, 2023 if we extend the period of time to consummate a business combination) to consummate an initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private units will expire and will be worthless.

If we anticipate that we may not be able to consummate our initial business combination by December 6, 2022, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months, or until June 6, 2023, to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $2,070,000 ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions providing a total possible business combination period of 18 months, or until June 6, 2023, for a total payment $4,140,000 ($0.20 per unit). Any such payments would be made in the form of non-interest bearing loans. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the private units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose, at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of our proposed business combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Any tender offer documents used in connection with a business combination will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

The initial per public share redemption or redemption price is $10.10 per share without taking into account any interest earned on such funds or additional funds, if any, deposited into the trust account in connection with extensions of the period of time to consummate a business combination (as described in more detail in this Report). However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Nasdaq rules require that we must consummate an initial business combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding any taxes payable). If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent firm that regularly provides fairness opinions solely with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make such independent determination of fair market value, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value meets the 80% fair market value test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed transaction will include such opinion. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares and/or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. If our securities are not listed on Nasdaq after our initial public offering, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers, directors and director nominees currently have certain relevant pre-existing fiduciary duties or contractual obligations.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the initial business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a public company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of common stock (or shares of a new holding company) or for a combination of our shares of common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholder’s interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the December 6, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which: (1) the market value of our common stock held by non-affiliates equaled or exceeded $250 million as of the end of the prior June 30th; or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination in the amount of $209,100,011.98 as of December 31, 2021, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance it will be available to us.

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus for our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. We may engage the services of professional firms or other individuals that specialize in business acquisitions in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our unaffiliated stockholders from a financial point of view. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the assets held in the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, our management have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. In any case, we will only consummate an initial business combination in which we become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we have conducted and will continue to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Fair Market Value of Target Business or Businesses

The target business or businesses or assets with which we effect our initial business combination must have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test, provided that in the event that the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. However, we will always acquire at least a controlling interest in a target business. The aggregate fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. If we issue securities in order to consummate such an initial business combination, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. We have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, that the price we are paying is fair to our stockholders.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business, cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein.

If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until December 6, 2022 (or until June 6, 2023 if we extend the period of time to consummate a business combination) in order to be able to receive a pro rata share of the trust account.

Our initial stockholders and our officers and directors have agreed:

(1)	to vote any shares of common stock owned by them in favor of any proposed business combination;
(2)	not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination; and
(3)	not sell any shares of common stock in any tender in connection with a proposed initial business combination.

As a result, in addition to the founder shares and private shares, we would need only 7,454,501, or approximately 36%, of the 20,700,000 public shares sold in our initial public offering to be voted in favor of an initial business combination.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, or their respective affiliates may purchase shares or rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, or their respective affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares or rights in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to the consummation of our initial public offering, we will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, or their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of rights could be to reduce the number of rights, or underlying securities, outstanding. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, or their respective affiliates anticipate that they may identify the stockholders with whom our sponsor, directors, officers, or their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, or their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, or their respective affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers, or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers, or their respective affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.10 per public share. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of conducting redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their common stock upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 5 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Delaware law, being the affirmative vote of a majority of the common stock represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and private shares held by them and any public shares purchased during or after our initial public offering in favor of our initial business combination. We expect that at the time of any stockholder vote relating to our initial business combination, our initial stockholders and their respective permitted transferees will own at least 20% of our issued and outstanding common stock entitled to vote thereon. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of a business combination.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. We may waive this restriction in our sole discretion. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares, private shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial stockholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public stockholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering share certificates in connection with a tender offer or redemption rights

If we hold a stockholder meeting to approve a business combination, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent up to two business days prior to the vote on the proposal to approve the business combination or to deliver their shares to the transfer agent electronically using the DWAC System, rather than simply voting against the initial business combination. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two days prior to the vote on the business combination to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to Delaware law, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures historically used by many blank check companies. In the past, in order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the stockholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until December 6, 2022 (or until June 6, 2023 if we extend the period of time to consummate a business combination).

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have only until December 6, 2022 (or until June 6, 2023 if we extend the period of time to consummate a business combination), to complete our initial business combination. If we are unable to complete our initial business combination by December 6, 2022 (or by June 6, 2023 if we extend the period of time to consummate a business combination in full), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will be forfeited if we fail to complete our initial business combination by December 6, 2022 (or by June 6, 2023 if we extend the period of time to consummate a business combination in full).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if we fail to complete our initial business combination by December 6, 2022 (or by June 6, 2023 if we extend the period of time to consummate a business combination in full). However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by December 6, 2022 (or by June 6, 2023 if we extend the period of time to consummate a business combination in full).

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 6, 2022 (or by June 6, 2023 if we extend the period of time to consummate a business combination in full) or (ii) with respect to the other provisions relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,361,137 of proceeds held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.10 as of December 31, 2021. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.10. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.10 per share.

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we have access to up to $1,361,137 from the proceeds of our initial public offering and the sale of the private placement units, with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2021, the amount held outside the trust account $1,361,137.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency laws, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 6, 2022 (or by June 6, 2023 if we extend the period of time to consummate a business combination in full) or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by December 6, 2022 (or by June 6, 2023 if we extend the period of time to consummate a business combination in full), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following December 6, 2022 (or June 6, 2023 if we extend the period of time to consummate a business combination) and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We seek to have all third parties (including any vendors or other entities we engage after our initial public offering) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. The underwriters in our initial public offering will execute such a waiver agreement. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third-party that refused to execute a waiver would be the engagement of a third-party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.10 per public share, except as to any claims by a third-party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, our sponsor may not be able to satisfy its indemnification obligations, as we have not required our sponsor to retain any assets to provide for its indemnification obligations, nor have we taken any further steps to ensure that it will be able to satisfy any indemnification obligations that arise. Moreover, our sponsor will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.10 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, (subject to our obligations under Delaware law to provide for claims of creditors as described below).

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their founder shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $100,000) and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any redemption rights with respect to any founder shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise redemption rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;
●	if our initial business combination is not consummated by December 6, 2022 (or by June 6, 2023 if we extend the period of time to consummate a business combination in full), then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;
●	upon the consummation of our initial public offering, $209,070,000 was placed into the trust account;
●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;
●	Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;
●	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;
●	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;
●	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;
●	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation; and
●	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);
●	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

●	Our operations being controlled by a new management team that our stockholders did not elect to invest with;
●	Our insiders receiving compensation in connection with a business combination; and
●	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors has fiduciary obligations to us requiring that he or she act in our best interests and the best interests of our stockholders.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of our initial public offering, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of our initial business combination or engage in a tender offer may delay the completion of a transaction;
●	our obligation to redeem shares of common stock held by our public stockholders may reduce the resources available to us for our initial business combination;
●	our obligation to pay EarlyBirdCapital an aggregate fee of 3.5% of the gross proceeds of our initial public offering upon consummation of our initial business combination pursuant to the business combination marketing agreement;
●	our obligation to either repay working capital loans that may be made to us by our insiders or their affiliates;
●	our obligation to register the resale of the founder shares, as well as the private units (and underlying securities), the representative founder shares, and any shares issued to our insiders or their affiliates upon conversion of working capital loans; and
●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in connection with an initial business combination with a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively

Conflicts of interest

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including, Americas Technology Acquisition Corp. (NYSE: ATA.U), a SPAC that consummated its initial public offering in December 2020 and is currently in the process of searching for a business combination target, Pursuant to such fiduciary duties, such officer or director is or will be required to present a business combination opportunity to such other entities subject to his or her fiduciary duties. Subject to his or her fiduciary duties under Delaware law, none of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties, and only present it to us if such entity rejects the opportunity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to compete on a reasonable basis.

In addition to our sponsor, members of our management team directly or indirectly own our common stock and/or private placement units following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Additionally, we have engaged EarlyBirdCapital to assist us in connection with our initial business combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial business combination in an aggregate amount equal to 3.5% of the total gross proceeds raised in the initial public offering. We will also pay EarlyBirdCapital a cash fee of 1.0% of the total consideration payable in a proposed business combination if EarlyBirdCapital introduces us to the target business with which we complete a business combination. The representative founder shares will also be worthless if we do not consummate an initial business combination. These financial interests may result in the underwriters having a conflict of interest when providing the services to us in connection with an initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, accountants, investment bankers, computer or information and technical services providers or prospective target businesses. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period varies based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to consummate our initial business combination with has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

Our units, common stock, and rights are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report, including this Report, will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States GAAP or IFRS as issued by the IASB. A particular target business identified by us as a potential business combination candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to consummate our initial business combination with the proposed target business.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive fees under the business combination marketing agreement only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;
●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;
●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;
●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account;
●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.10 per share;
●	our search for an initial business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic;
●	our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by December 6, 2022 (or by June 6, 2023 if we extend the period of time to consummate a business combination in full);

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least December 6, 2022 (or by June 6, 2023 if we extend the period of time to consummate a business combination in full), our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected; and
●	our ability to identify a target and to consummate a business combination may be adversely affected by factors that could cause economic uncertainty and volatility in the financial markets and that are outside of our control, such as the military conflict in the Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.Properties.

Our executive offices are located at 16400 Dallas Parkway Dallas, Texas 75248, and our telephone number is (972) 392-6180. The cost for our use of this space is included in the $13,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)Market Information

Our units, public shares and public rights are each traded on Nasdaq under the symbols ROCAU, ROC and ROCAR, respectively. Our units commenced public trading on December 2, 2021, and our public shares and public rights commenced separate public trading on December 29, 2021.

(b)Holders

On March 22, 2022, there were two holders of record of our units, seven holders of record of shares of our common stock and one holder of record of our rights.

(c)Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Use of Proceeds from the Initial Public Offering

On December 6, 2021, pursuant to the Registration Statement, which was declared effective on December 1, 2021, we consummated our initial public offering of 18,000,000 units. Each unit consists of one public share and one public right. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $18,000,000. On December 9, 2021, the underwriters purchased an additional 2,700,000 units pursuant to the full exercise of the over-allotment option, generating aggregate additional gross proceeds of $27,000,000 to the Company. EarlyBirdCapital acted as sole bookrunner and representative of the underwriters of the initial public offering.

A total of $209,070,000 of the proceeds from the initial public offering and the sale of the private placement units, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.Reserved.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to ROC Energy Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 2, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate an initial business combination using cash from the proceeds of the initial public offering and the sale of the private units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations (other than searching for an initial business combination after our initial public offering) nor generated any revenues to date. Our only activities from September 2, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, subsequent to the initial public offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest earned on investments held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from September 2, 2021 (inception) through December 31, 2021, we had a net loss of $235,380, which consists of operating costs of $252,254, offset by interest income on investments held in the trust account of $16,874.

Liquidity and Capital Resources

On December 6, 2021, we consummated the initial public offering of 18,000,000 Units at $10.00 per unit, generating gross proceeds of $180,000,000. An additional $1,800,000 was funded by our sponsor which resulted in a total balance in the trust account of $181,800,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 715,000 private units at a price of $10.00 per private unit to the sponsor generating gross proceeds of $7,150,000

On December 9, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 2,700,000 units issued for an aggregate amount of $27,000,000. In connection with the underwriters’ full exercise of their over-allotment option, we also consummated the sale of an additional 81,000 private units at $10.00 per private unit, generating total proceeds of $27,810,000. A total of $27,270,000 was deposited into the trust account, bringing the aggregate proceeds held in the trust account to $209,070,000.

Following the initial public offering, the full exercise of the over-allotment option, and the sale of the private units, a total of $181,800,000 was placed in the trust account. We incurred $4,012,520 in initial public offering related costs, including $3,600,000 of underwriting fees and $412,520 of other costs. In connection with the underwriters’ full exercise of their over-allotment option, we also consummated the sale of an additional 81,000 private units at $10.00 per private unit, generating total proceeds of $27,810,000. A total of $27,270,000 was deposited into the trust account, including an additional $540,000 of underwriting fees, bringing the aggregate proceeds held in the trust account to $209,070,000.

For the period from September 2, 2021 (inception) through December 31, 2021, cash used in operating activities was $13,000. Net loss of $235,380 was affected by interest earned on investments held in the Trust Account of $16,874 and changes in operating assets and liabilities, which provided $239,254 of cash from operating activities.

As of December 31, 2021, we had cash and investments held in the Trust Account of $209,086,874. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the period ended December 31, 2021, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had $1,361,137 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private units.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 6, 2022, twelve months from the closing of its Initial Public Offering, to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through the Company’s liquidation date or one year from the issuance of these financial statements. If a business combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 6, 2022. There can be no assurance that the Company will be able to consummate any business combination by December 6, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We entered into an agreement, commencing on December 1, 2021, through the earlier of our consummation of an initial business combination and its liquidation, to pay Fifth Partners, an affiliate of the sponsor, a total of $13,000 per month for general and administrative services including office space, utilities and secretarial support.

The Company had granted the underwriters a 45-day option from the date of initial public offering to purchase up to 2,700,000 additional Units to cover over-allotments, if any, at the initial public offering price less the underwriting discounts and commissions.

On December 9, 2021, the underwriter’s elected to fully exercise the over-allotment option to purchase an additional 2,700,000 public shares at a price of $10.00 per public share.

We engaged EarlyBirdCapital as an advisor in connection with the initial business combination to assist in holding meetings with the stockholders to discuss the potential business combination and the target business’ attributes, introduce the us to potential investors that are interested in purchasing securities in connection with the initial business combination, assist in obtaining stockholder approval for the business combination and assist with press releases and public filings in connection with the initial business combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of the initial business combination in an amount equal to 3.5% of the gross proceeds of the initial public offering (exclusive of any applicable finders’ fees which might become payable). In addition, we will pay EarlyBirdCapital a cash fee in an amount equal to 1.0% of the total consideration payable to the target in the initial business combination if EarlyBirdCapital introduces the target business with whom we complete the initial business combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Registration Statement, unless such payment would not be deemed underwriters’ compensation in connection with the initial public offering pursuant to FINRA Rule 5110.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, the Public Shares are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective September 2, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statement.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on September 2, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement units held in the trust account maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Joseph Drysdale	41	Chairman of the Board
Daniel Jeffrey Kimes	39	Chief Executive Officer and Director
Rosemarie Cicalese	39	Chief Financial Officer
Brian Minnehan	49	Director
Alberto Pontonio	55	Director
Lee Canaan	65	Director
Win Graham	51	Director
Joseph Colonnetta	59	Director

The experience of our directors and executive officers is as follows:

Joe Drysdale, our Chairman of the board since October 2021, is the co-founder and a Managing Partner of Fifth Partners, where he has overseen all real estate investment platforms since the firm was founded in 2015. Mr. Drysdale has over 15 years of investing and management experience, primarily in the real estate and energy sectors, as well as with early stage companies across diverse industries. He is an active member of various civic organizations in his community in Dallas, Texas. Mr. Drysdale received a B.A. from University of Texas.

Daniel Kimes, our director and Chief Executive Officer since inception, is a Managing Director at Arch Energy Partners, where he has worked since April 2020 and is responsible for deal origination, underwriting, and risk mitigation. From January 2020 to March 2020, Mr. Kimes was an independent consultant. Prior to that, from September 2017 to December 2019, Mr. Kimes served as the co-founder, co-Chief Executive Officer and as a member of the board of directors of Shot Hollow Resources, LLC, a Carnelian Energy Capital portfolio company. Prior to Shot Hollow, from 2012 to 2017, Mr. Kimes served as the Chief Financial Officer, the interim Chief Executive Officer and as a member of the board of directors of Brigadier Oil & Gas, LLC, a private equity-sponsored exploration and production company. Mr. Kimes previously worked for NGP Energy Capital Management (“NGP”), a private equity firm focused on investing in the energy sector from July 2006 to July 2008 and started his career working for RBC Capital Markets in their energy investment banking group. Mr. Kimes graduated Magna Cum Laude, Honors in Liberal Arts and Honors in Business from Southern Methodist University and earned a MBA from Stanford University. Mr. Kimes was the co-founder of the Dallas Chapter of Young Professionals in Energy and serves on the UT Dallas Energy Advisory Council. We believe Mr. Kimes is qualified to serve as a member of our Board of Directors due to his extensive experience in the energy sector including investment banking and private equity work.

Rosemarie Cicalese, our Chief Financial Officer since inception, has more than 15 years of experience in finance, with a particular focus in the energy sector. She joined Arch Energy Partners in June 2021 to focus on developing ROC Energy Acquisition Corp. From 2004 through 2020, Ms. Cicalese worked at J.P. Morgan, most recently serving as an Executive Director in the Corporate Banking Energy Group in Houston, where she managed a reserve-based loan book, originated loans and other banking business, and led client relationships with public and private exploration and production companies. Prior to that, Ms. Cicalese worked in J.P. Morgan’s Commodities Group in its New York office, as an Executive Director on the Corporate Derivatives Marketing team, where she worked with oil and gas companies, executing energy risk management hedging strategies. Ms. Cicalese is actively involved with, and serves on the board of directors of, The Periwinkle Foundation, a non-profit organization that develops and provides camps, arts, and survivor programs for children with cancer and other life-threatening illnesses. Ms. Cicalese holds a Bachelor of Engineering in Engineering Management from Stevens Institute of Technology and is a CFA® charterholder.

Brian Minnehan, one of our directors since December 2021, has over 25 years of experience in finance, including 17 years investing in the natural resources sector. Mr. Minnehan is the founder and has been serving as Managing Partner at Acadia Resources LP, his family office focused on growth investments, since March 2020. Mr. Minnehan joined NGP in 2007 where he most recently served as a Partner until March 2020. During his tenure with NGP, Mr. Minnehan served as a member of the investment committee and was appointed the lead director for numerous portfolio companies. Prior to joining NGP, Mr. Minnehan served as a Director at Prudential Capital Group where he was responsible for sourcing, analyzing, structuring and monitoring private debt investments across all sectors of the energy industry from 2004 to 2007. His previous tenures include Rothschild in its investment banking group in New York and Arthur Andersen in its corporate restructuring services group in Dallas, Bangkok and Seoul. Mr. Minnehan holds an MBA from Harvard Business School. He also holds a BBA and an MPA in Accounting from The University of Texas at Austin where he was a Sommerfeld Scholar. He is a CFA charterholder and a Certified Public Accountant (nonpracticing). We believe Mr. Minnehan is qualified to serve as a member of our Board of Directors due to his extensive investment experience in the energy sector including banking, public board experience, and private equity work.

Alberto Pontonio, one of our directors since December 2021, joined Fifth Partners, LLC (“Fifth Partners”) in 2021 as a member of the public markets group. Fifth Partners is a private equity group located in Dallas, Texas and an affiliate of our sponsor and certain of our director nominees. Mr. Pontonio has over 25 years of experience in the financial services industry in both the U.S. and European markets. Mr. Pontonio co-founded and served as a Director of Galileo Acquisition Corp (NYSE: GLEO.U), a blank-check company that consummated an initial business combination with Shapeways, Inc. in September, 2021. Mr. Pontonio also co-founded and currently serves as a Director for Americas Technology Acquisition Corp. (NYSE: ATA.U), a $115 million special purpose acquisition company focusing on targets operating in the TMT verticals. From 2019 to September 2021, he was with Raymond James as a financial advisor, based in Miami. Prior to this, from 2013 through 2018, he traded Equity Index futures with DP Trading. In 2009, he co-founded Censible, an automated investment platform that allows individual investors to align their investments with their personal interests and social values. Mr. Pontonio’s previous tenures include Espirito Santo in their investment banking group, Bear Stearns in London as a Managing Director, and Merrill Lynch in New York and London, as a Director in the Institutional Equity department. Mr. Pontonio started his career in New York at Cowen & Co. He holds a B.A. in economics from the Catholic University in Milan, Italy. We believe Mr. Pontonio is qualified to serve as a member of our Board of Directors due to his extensive experience in the financial services industry and in both the US and European markets.

Lee Canaan, one of our directors since December 2021, is the founder and portfolio manager of Braeburn Capital Partners, a private investment management firm since 2003. Ms. Canaan has over 20 years of public and private board experience across diverse industries. She is currently serving on the board of directors of EQT Corporation (since July 2019), Aethon Energy (since June 2019), and PHX Minerals Inc. (since March 2014). She previously served on the board of directors of Philadelphia Energy Solutions, LLC, Rock Creek Pharmaceuticals, Inc., Equal Energy Ltd., Oakmont Acquisition Corp., and Noble International, Ltd. Ms. Canaan has served as an independent traditional and alternative energy industry consultant for various private, public and governmental entities since 2009, including the U.S. Department of Energy. She began her career as a geophysicist for Amoco, then moved into finance as an analyst and portfolio manager for ARCO corporate treasury, then as an investment analyst at AIM/INVESCO. Ms. Canaan holds a Bachelor of Science in Geological Sciences from University of Southern California, a Masters in Geophysics from The University of Texas at Austin, and an MBA in finance from The Wharton School. She is also a CFA® charterholder. We believe Ms. Canaan is qualified to serve as a member of our Board of Directors due to her extensive experience in the energy sector including investments and serving on public company boards.

Win Graham, one of our directors since December 2021, has managed The Allar Company with his brother Jack in Graham, Texas since 2005. His responsibilities include managing minerals assets in 24 states, negotiating contracts and capital acquisitions. Prior to that Mr. Graham spent 10 years as an international crude oil trader working for Shell Trading and Vitol, where he traded physical cargos of crude oil from all over the world as well as domestic pipeline barrels, futures and options. For several years he was responsible for the futures, options and foreign barrels of crude that were traded in Shell’s United States system. He also spent time trading in both London and Singapore. Mr. Graham began his career as an oil and gas audit specialist at PricewaterhouseCoopers (f/k/a Coopers & Lybrand). Mr. Graham holds a BBA in accounting from The University of Texas at Austin and is a Certified Public Accountant (non-practicing). Mr. Graham is active in his community and has served as Board President of the GISD School Board, Graham Industrial Association and the Young County Appraisal District. We believe Mr. Graham is qualified to serve as a member of our Board of Directors due to his extensive experience in the energy sector including banking, investments and private equity work.

Joseph Colonnetta, one of our directors since December 2021, has over 30 years of experience in the private equity industry as both an operator and investor, including substantial experience in identifying and acquiring a wide variety of businesses. Since 2011, he has been the Founding and General Partner of HBC Investments, which specializes in middle market private equity investments. Mr. Colonnetta was appointed by Texas Governor Rick Perry in 2012 and reappointed by Governor Greg Abbott to serve for eight years as a Trustee on the Teachers’ Retirement System of Texas, a $190 billion investment fund benefiting 1.7 million educators in the State of Texas, where he served as the Chairman of the Investment Committee for four years. Mr. Colonnetta has been a Director and Chairman on numerous private and public company boards including his current service on the boards of Aris Water Solutions (f/k/a Solaris Water Midstream), Getka Energy and Storage, and Thunderbird LNG. Prior to founding HBC Investments, Mr. Colonnetta was a Partner at Hicks, Muse, Tate & Furst, a nationally prominent private equity firm that specialized in leveraged acquisitions. Mr. Colonnetta is a Trustee of St. Michael’s Episcopal Foundation. He earned a Bachelor of Science in Finance from the University of Houston. We believe Mr. Colonnetta is qualified to serve as a member of our Board of Directors due to his extensive experience in investments and private equity.

Special Advisors

Mike Allen, one of our special advisors since December 2021, is the founder and President of Providence Energy Ltd., an independent energy investment and management company that manages nearly 2,000,000 gross mineral acres and interests in over 10,000 producing wells throughout the United States. Providence Energy is also an active investor in renewable energy resources. Mr. Allen earned a BBA in Accounting from the University of Oklahoma and began his career as a CPA with Ernst & Young (f/k/a Ernst & Ernst) followed by 11 years with Headington Oil Company, before founding Providence.

Dan Hunt, one of our special advisors since December 2021, has over 20 years of investment and management experience in sports and entertainment, real estate, media, and bio tech. Mr. Hunt has been President of Major League Soccer’s FC Dallas since 2014, and has spent much of his career driving the future of soccer in America. Together with his late father and American sports icon Lamar Hunt, Mr. Hunt led the creation of the Toyota Stadium and Soccer Center, home to FC Dallas and one of the most elite soccer facilities in the United States. Mr. Hunt is a member of MLS’ Board of Governors and serves on the league’s Business Ventures Committee. He is also involved with additional ownership interests of Hunt Sports Group, including the NFL’s Kansas City Chiefs. Mr. Hunt holds a BA from Southern Methodist University.

Bill Hall, one of our special advisors since December 2021, has over 40 years of experience in entrepreneur ownership, banking, oil & gas investing, business consulting, and private equity across diverse industries and with specific expertise in national brand franchising and financial services. Mr. Hall is the Chief Executive Officer and a Managing Partner of Align Capital, LLC, where he oversees the investment firm’s operations, as well as focuses on portfolio oversight, investment origination, and underwriting. He has served on numerous private boards, including his current service on the boards of Oakwood Bancshares Inc., Oakwood Bank, Anson Bancshares, Inc., First National Bank of Anson, Seawolf Water Resources, LP, UMVP Index, ClearBlade, Inc (as an observer), Treats Investments, LLC, and WGH Properties, LLC. Mr. Hall started his career with Arthur Young & Company (now Ernst & Young). He is a Certified Public Accountant (non-practicing), earned a BBA in Accounting from University of Texas at Austin, and is a 2017 inductee of the Men’s Athletics Longhorn Hall of Honor.

Jeremy Gottlieb, one of our special advisors since December 2021, is the co-founder and President of ComboCurve, Inc. (formerly known as Inside Petroleum), a software-as-a-service financial technology platform designed for energy companies, where he has co-led the development, sales, operations, and financing of the business as it grew to over 100 clients in just over 12 months post-launch. Prior to ComboCurve, he served as Finance Director at Deep Gulf Energy, a private equity-backed energy company, where he was involved in equity and debt financings before the company was sold to Kosmos Energy in 2018. He previously held positions at Ivory Capital and Ernst & Young. Mr. Gottlieb graduated with High Honors from the University of Texas at Austin with a BBA and MPA. He is a CFA® charterholder and a Certified Public Accountant, licensed in the State of Texas.

Ruben Martin, one of our special advisors since December 2021, currently serves as Chairman of the Board and Director of the general partner of Martin Midstream Partners, a publicly traded limited partnership with a diverse set of energy midstream operations focused primarily on the United States Gulf Coast region. Mr. Martin led the company as President, Chief Executive Officer, and a member of the board of directors from 2002 to 2020. Prior to that, he served as President of Martin Resource Management, where he held various other roles since 1974. He holds a BS in Industrial Management from the University of Arkansas.

Our special advisors (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the businesses that we acquire. In this regard, our special advisors will fulfill some of the same functions as members of our board of directors. However, our special advisors are not under any fiduciary obligations to us nor will they perform board or committee functions, nor do they have any voting or decision-making capacity on our behalf. Our special advisors are also not required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which members of our board of directors are subject. Accordingly, if any of our special advisors becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), such special advisor will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of special advisors as we source potential business combination targets or create value in businesses that we may acquire.

Number and Terms of Office of Officers and Directors

Our board of directors currently has seven members, four of whom are deemed “independent” under SEC and Nasdaq rules. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Minnehan and Ms. Canaan and Mr. Colonnetta, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Graham and Mr. Drysdale, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mr. Kimes and Mr. Pontonio will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our directors may consist of a chairman of the board, and that our officer may consist of chief executive officer, president, chief financial officer, executive vice president(s), vice president(s), secretary, treasurer and such other officers as may be determined by the board of directors.

Committees of the Board of Directors

Audit Committee

We have established an audit committee of the board of directors, which consists of Mr. Graham, Ms. Canaan, and Mr. Colonnetta. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Graham, Ms. Canaan, and Mr. Colonnetta meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Joseph Colonnetta serves as the chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that each of Mr. Graham, Ms. Canaan, and Mr. Colonnetta qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors consisting of Mr. Graham, Ms. Canaan, and Mr. Colonnetta, each of whom is an independent director. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mr. Graham serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, evaluating our Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officers based on such evaluations;
●	reviewing and approving on an annual basis the compensation of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Mr. Graham, Ms. Canaan, and Mr. Colonnetta. Ms. Canaan serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of Nasdaq, as applicable.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers, directors and employees. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act other than our sponsor was late in filing its Form 4 relating to its purchase of additional private units on December 16, 2021.

Item 11.Executive Compensation.

No executive officer has received any cash compensation for services rendered to us. We pay Fifth Partners an aggregate fee of $13,000 per month for providing us with office space, utilities and secretarial services. Fifth Partners is also entitled to be reimbursed for any out-of-pocket expenses. Other than the $13,000 per month administrative fee and the repayment of any loans made by our sponsor to us, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

At the closing of our initial business combination, we may also pay consulting, success or finder fees to our sponsor, officers, directors, initial stockholders or their affiliates. We may pay such consulting, success or finder fees in the event that our initial stockholders, officers or directors provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fee in the proxy or tender offer materials used in connection with a proposed business combination.

Other than as described herein, no compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 26,851,000 shares of our common stock, issued and outstanding as of March 22, 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the rights as these rights are not convertible within 60 days of the date of this Report.

	Number of	Approximate
	Shares	Percentage
	Beneficially	of Outstanding
Name and Address of Beneficial Owner (1)	Owned	Common Stock
ROC Energy Holdings, LLC (2)	5,971,000	22.24%
Joeseph Drysdale	—	—
Daniel Jeffrey Kimes	—	—
Rosemarie Cicalese	—	—
Brian Minnehan	—	—
Alberto Pontonio	—	—
Lee Canaan	—	—
Win Graham	—	—
Joseph Colonnetta	—	—
All officer and directors as a group (8 individuals)	5,971,000	22.24%

Other 5% Stockholders
Highbridge Capital Management, LLC (3)	1,626,417	6.06%

Saba Capital Management, L.P.(4)	1,240,197	5.80%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o ROC Energy Holdings, LLC, 16400 Dallas Parkway, Dallas, Texas 75248.
(2)	Our sponsor, ROC Energy Holdings, LLC, is the record holder of the shares reported herein. FP SPAC 2, LLC is the general partner of our sponsor and has voting and dispositive power over the shares held by our sponsor. FP SPAC 2, LLC is controlled by Joseph Drysdale, Jeff Brownlow and Matt Mathison, each of whom is a Managing Partner of Fifth Partners. Consequently, such persons may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities. Such persons disclaim beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly. Each of our officers and directors and strategic advisors are members of our sponsor. Each of our directors, officers and advisors disclaims any beneficial ownership of any shares held by ROC Energy Holdings, LLC other than his or her pecuniary interest therein. According to Schedule 13D filed with the SEC on December 16, 2021, this amount includes (i) 5,175,000 shares of the Company’s common stock, referred to as founder shares in the Registration Statement and (ii) 796,000 private units.
(3)	According to a Schedule 13G/A filed on February 3, 2022, Highbridge Capital Management, LLC acquired 1,626,417 shares of common stock. The business address for the reporting person is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(4)	According to a Schedule 13G/A filed on February 17, 2022, Saba Capital Management, L.P. acquired 1,240,197 shares of common stock. The business address for the reporting person is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

On October 7, 2021, our sponsor purchased an aggregate of 4,312,500 shares of our common stock for an aggregate purchase price of $25,000 in cash, or approximately $0.006 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering (not including the private units and underlying securities and the representative founder shares and assuming they did not purchase units in our initial public offering). In December 2021, we effected a stock dividend of 0.2 shares for each share of common stock outstanding, resulting in sponsor holding 5,175,000 founder shares. As a result of the full exercise of the over-allotment option, no founder shares are subject to forfeiture.

Our sponsor purchased 715,000 private units at $10.00 per private unit for a total purchase price of $7,150,000 in a private placement that closed simultaneously with the closing of our initial public offering. In connection with the full exercise of the over-allotment option, on December 9, 2021, the sponsor purchased an additional 81,000 private units from us for an aggregate purchase price of $810,000. The private units are identical to the units sold in our initial public offering. Additionally, our sponsor has agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the founder shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the founder shares must agree to, each as described above) until after the completion of our initial business combination.

On September 2, 2021, our sponsor issued an unsecured promissory note to us, pursuant to which we could borrow up to an aggregate principal amount of $300,000. The promissory note was non-interest bearing and payable on the earlier of September 30, 2022 or the consummation of the initial public offering. As of December 6, 2021, we had $135,463 outstanding under the promissory note. There was no amount outstanding on the promissory note as of December 31, 2021.

In order to meet our working capital needs following the consummation of our initial public offering, our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per private unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our insiders or their affiliates, will be repaid only from amounts remaining outside our trust account, if any.

Pursuant to a registration rights agreement entered into on December 1, 2021, the holders of the founder shares, representative shares, private units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of working capital loans, and any shares of common stock (and underlying common stock) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the 5-year period beginning on the effective date of the registration statement of which the initial public offering forms a part. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of initial business combination’ provided, however, that the underwriters may participate in a “piggy-back” registration only during the 7-year period beginning on the effective date of the Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

We pay Fifth Partners an aggregate of $13,000 per month for these services. In addition, Fifth Partners is entitled to be reimbursed for any out-of-pocket expenses. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the $13,000 per month administrative fee, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, officers or directors who owned our shares of our common stock prior to our initial public offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is). After our initial business combination, members of our management team who remain with us may be paid consulting, board, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mr. Minnehan, Ms. Canaan, Mr. Graham and Mr. Colonnetta is an “independent director” as defined in Nasdaq listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Item 14.Principal Accountant Fees and Services.

Withum acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the period from September 2, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $82,210, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Report.

Audit-Related Fees. For the period from September 2, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the period from September 2, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from September 2, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.Form 10-K Summary.

Not applicable.

ROC ENERGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

ROC Energy Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ROC Energy Acquisition Corp. (the “Company”) as of December 31, 2021 the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 2, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from September 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 6, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 23, 2022

PCAOB ID Number 100

ROC ENERGY ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current assets – Cash	$1,361,137
Cash and Marketable securities held in trust account	209,086,874
Total Assets	$210,448,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$238,696
Accrued offering costs	11,300
Total Liabilities	249,996

Commitments and contingencies

Common stock subject to possible redemption, 20,700,000 shares at $10.10 per share redemption value	209,070,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,151,000 shares issued and outstanding	615
Additional paid-in capital	1,362,780
Accumulated deficit	(235,380)
Total Stockholders’ Equity	1,128,015
Total Liabilities and Stockholders’ Equity	$210,448,011

The accompanying notes are an integral part of the financial statements.

ROC ENERGY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

General and administrative expenses	$252,254
Loss from operations	(252,254)

Other income:
Interest earned on investments held in Trust Account	16,874

Net loss	$(235,380)

Weighted average shares outstanding of common stock	9,182,858
Basic and diluted loss per share, common stock	$(0.03)

The accompanying notes are an integral part of the financial statements.

ROC ENERGY ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - September 2, 2021 (Inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	5,175,000	517	24,483	—	25,000

Issuance of Representative Shares	180,000	18	897	—	915

Sale of 796,000 Private Placement Units	796,000	80	7,959,920	—	7,960,000

Proceeds allocated to Public Rights	—	—	17,595,000	—	17,595,000

Accretion of Common stock subject to redemption	—	—	(24,217,520)	—	(24,217,520)

Net loss	—	—	—	(235,380)	(235,380)

Balance - December 31, 2021	6,151,000	$615	$1,362,780	$(235,380)	$1,128,015

The accompanying notes are an integral part of the financial statements.

ROC ENERGY ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(235,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(16,874)
Changes in operating assets and liabilities:
Accrued expenses	239,254
Net cash used in operating activities	(13,000)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(209,070,000)
Net cash used in investing activities	(209,070,000)

Cash Flows from Financing Activities:
Proceeds from issuance of representative shares	15
Proceeds from sale of Units, net of underwriting discounts paid	202,860,000
Proceeds from sale of Private Placement Units	7,960,000
Proceeds from promissory note – related party	250
Repayment of promissory note – related party	(135,463)
Payment of offering costs	(240,665)
Net cash provided by financing activities	210,444,137

Net Change in Cash	1,361,137
Cash – Beginning of period	—
Cash – End of period	$1,361,137

Non-Cash financing activities:
Offering costs included in accrued offering costs	$11,300
Offering costs paid by Sponsor in exchange for issuance of founder shares	$25,000
Issuance of Representative Shares	$900
Offering costs paid through promissory note	$134,655
Accretion of common stock subject to redemption	$24,217,520

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ROC Energy Acquisition Corp. (the “Company”) is a newly incorporated blank check company incorporated as a Delaware corporation on September 2, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 2, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statements for the Company’s Initial Public Offering were declared effective on December 1, 2021. On December 6, 2021, the Company consummated the Initial Public Offering of 18,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $180,000,000, which is described in Note 3. An additional $1,800,000 was funded by ROC Energy Holdings, LLC which resulted in a total balance in the Trust Account of $181,800,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 715,000 units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit in a private placement to ROC Energy Holdings, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $7,150,000, which is described in Note 4.

On December 9, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 2,700,000 Units issued for an aggregate amount of $27,000,000. In connection with the underwriters’ full exercise of their over-allotment option, the Company also consummated the sale of an additional 81,000 Private Placement Units at $10.00 per Private Placement Unit, generating total proceeds of $27,810,000. A total of $27,270,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $209,070,000.

Transaction costs amounted to $4,012,520, consisting of $3,600,000 of underwriting fees, and $412,520 of other offering costs. In addition, cash of $1,509,600 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes. On December 9, 2021, due to the full exercise of the overallotment option by the underwriters, additional transaction costs amounted to $540,000, consisting of cash underwriting fees. A total of $27,270,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $209,070,000.

Following the closing of the Initial Public Offering on December 6, 2021, and the over-allotment on December 9, 2021, an amount of $209,070,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable).

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares, Private Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 12 months from the closing of the Initial Public Offering to complete a Business Combination (or up to 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If the Company anticipates that it may not be able to consummate the initial business combination within 12 months, the Company may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial business combination to be extended, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, deposit $2,070,000 ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions providing a total possible business combination period of 18 months at a total payment value of $4,140,000 ($0.10 per unit). Any such payments would be made in the form of non-interest bearing loans. If the Company completes the Business Combination, the Company, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the trust account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a business combination, the Company will repay such loans only from funds held outside of the Trust Account. The stockholders will not be entitled to vote or redeem their shares in connection with any such extension.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 6, 2022, twelve months from the closing of its Initial Public Offering, to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through the Company’s liquidation date or one year from the issuance of these financial statements. If a business combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 6, 2022. There can be no assurance that the Company will be able to consummate any business combination by December 6, 2022.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. Offering costs were charged to temporary equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, the Public Shares are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2021, the common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$207,000,000
Less:
Proceeds allocated to Public Rights	$(17,595,000)
Common stock issuance costs	$(4,552,520)
Plus:
Remeasurement of carrying value to redemption value	$24,217,520
Common stock subject to possible redemption, December 31, 2021	$209,070,000

Net Loss per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the Rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exchange of the Rights is contingent upon the occurrence of future events. The Rights may be exchanged for 2,070,000 common stock in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

For The Period from
September 2, 2021
(Inception) Through
December 31, 2021
Common Stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss as adjusted	$(235,380)
Denominator:
Basic and diluted weighted average shares outstanding	9,182,858

Basic and diluted net loss per common share	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective September 2, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statement.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 18,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one right (“Public Right”). Each right entitles the holder thereof to receive one-tenth (1/10) of a share of common stock upon the consummation of a Business Combination (see Note 7). On December 9, 2021, the underwriter elected to fully exercise their over-allotment option, resulting in the sale of an additional 2,700,000 units at a price of $10.00 per Unit. The aggregate number of units sold was 20,700,000 for a total of $207,000,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 715,000 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $7,150,000, in a private placement. Each Private Placement Unit consists of a share of common stock (“Private Placement Share”) and one right (“Private Placement Right”). Each Private Placement Right entitles the holder thereof to receive one-tenth (1/10) of a share of common stock upon the consummation of a Business Combination. A portion of the proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. On December 9, 2021, the underwriter elected to fully exercise their over-allotment option, resulting in the sale of an additional 81,000 Private Placement Units at a price of $10.00 per Unit. A portion of the proceeds from the sale of the additional Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 7, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 4,312,500 shares of common stock (the “Founder Shares”). In December 2021, the Company effected a stock dividend of 0.2 shares for each share of common stock outstanding, resulting in the Sponsor holding an aggregate number of 5,175,000 Founder Shares. The Founder Shares include an aggregate of up to 675,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Representative Shares and Private Shares). As a result of the underwriters’ election to fully exercise their over-allotment option on December 9, 2021, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until (1) with respect to 50% of the Founder Shares, the earlier of one year after the completion of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (2) with respect to the remaining 50% of the Founder Shares, one year after the completion of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Administrative Support Agreement

The Company entered into an agreement, commencing on December 1, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Fifth Partners, LLC, an affiliate of the Sponsor, a total of $13,000 per month for general and administrative services including office space, utilities and secretarial support. For the period from September 2, 2021 (inception) through December 31, 2021, the Company incurred and paid $13,000 in fees for these services.

Promissory Notes — Related Parties

On September 2, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of September 30, 2022 or the consummation of the Initial Public Offering. As of December 6, 2021, the Company had $135,463 outstanding under the Promissory Note. There was no amount outstanding on the Promissory Note as of December 31, 2021.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on December 1, 2021, the holders of the Founder Shares, Representative Shares, Placement Units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of Working Capital Loans, and any shares of common stock (and underlying common stock) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the 5-year period beginning on the effective date of the registration statement of which the Initial Public Offering forms a part. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of initial business combination’ provided, however, that the underwriters may participate in a “piggy-back” registration only during the 7-year period beginning on the effective date of the registration statement of which the Initial Public Offering forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company had granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 2,700,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

On December 9, 2021, the underwriter’s elected to fully exercise the over-allotment option to purchase an additional 2,700,000 Public Shares at a price of $10.00 per Public Share.

Representative Shares

The Company had issued to EarlyBirdCapital, the underwriter, 180,000 representative founder (the “Representative Shares”) shares for nominal consideration, subsequently paid in October 2021. The holders of the representative founder shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until 30 days after the completion of the initial business combination. In addition, the holders of the representative founder shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete the initial business combination within 12 months from the closing of our Initial Public Offering (or up to 18 months from the closing of our Initial Public Offering if the Company extends the period of time to consummate a business combination).

The representative founder shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which the Initial Public Offering forms a part pursuant to Rule 5110(e)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

The Company have granted the holders of these shares the registration rights. In compliance with FINRA Rule 5110(g)(8), the registration rights granted to the underwriters are limited to demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the Initial Public Offering with respect to the registration under the Securities Act and demand rights may only be exercised on one occasion.

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital as an advisor in connection with the business combination to assist in holding meetings with the shareholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the initial business combination, assist in obtaining stockholder approval for the business combination and assist with press releases and public filings in connection with the business combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of the initial business combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable). In addition, the Company will pay EarlyBirdCapital a cash fee in an amount equal to 1.0% of the total consideration payable to the target in the initial business combination if EarlyBirdCapital introduces the target business with whom we complete the initial business combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the registration statement, unless such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2021, there were 6,151,000 shares of common stock issued and outstanding, excluding 20,700,000 shares subject to redemption, of which an aggregate of 675,000 shares are no longer subject to forfeiture due to the underwriters’ over-allotment option being fully exercised, so that the number of shares of common stock will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Representative Shares and Private Shares).

Holders of record of the Company’s common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. In connection with any vote held to approve the Company’s initial business combination, the insiders, officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to this offering, including both the Founder Shares and the Private Shares, and any shares acquired in the Initial Public Offering or following the Initial Public Offering in the open market, in favor of the Initial business combination.

The Company will consummate the initial business combination only if public stockholders do not exercise redemption rights in an amount that would cause the net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

Pursuant to the certificate of incorporation, if the Company does not consummate the initial business combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a business combination), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company’s insiders have agreed to waive their rights to share in any distribution with respect to their founder shares and Private Shares

The stockholders have no redemption, pre-emptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the shares of common stock, except that public stockholders have the right to sell their shares to the Company in any tender offer or have their shares of common stock redeemed to cash equal to their pro rata share of the trust account if they vote on the proposed business combination and the business combination is completed. If the Company hold a stockholder vote to amend any provisions of the certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), the Company will provide the public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay the franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. In either of such events, redeeming stockholders would be paid their pro rata portion of the trust account promptly following consummation of the business combination or the approval of the amendment to the certificate of incorporation. If the business combination is not consummated or the amendment is not approved, stockholders will not be paid such amounts

Rights — Each holder of a right will receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 of a share underlying each right (without paying any additional consideration) upon consummation of the business combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

NOTE 8. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2021.

The Company’s net deferred tax assets are as follows:

December 31,
2021
Deferred tax asset
Net operating loss carryforward	$10,390
Organizational costs/Startup expenses	39,040
Total deferred tax asset	49,430
Valuation allowance	(49,430)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31,
2021
Federal
Current	$—
Deferred	(49,430)

State
Current	$—
Deferred	—
Change in valuation allowance	49,430
Income tax provision	$—

As of December 31, 2021, the Company has $49,430 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from September 2, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $49,430.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

December 31,
2021

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	—%
Change in valuation allowance	(21.0)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2021, assets held in the Trust Account were comprised of $5,426 in cash and $209,081,449 in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2021 are as follows:

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Loss	Fair Value
December 31, 2021	U.S. Treasury Securities (Mature on 6/9/2022)	1	$209,081,449	$13,137	$209,094,586

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 1, 2021, by and between the Company and EarlyBirdCapital, Inc., as representative of the several underwriters. (3)
1.2	Business Combination Marketing Agreement, dated December 1, 2021, by and between the Company and EarlyBirdCapital, Inc. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Rights Certificate. (2)
4.4	Rights Agreement, dated December 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (4)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated December 1, 2021, by and among the Company, its officers, its directors, and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated December 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Stock Escrow Agreement, dated December 1, 2021, by and between the Company, the Sponsor and Continental Stock Transfer & Trust Company, as escrow agent. (3)
10.4	Registration Rights Agreement, dated December 1, 2021, by and among the Company and certain security holders. (3)
10.5	Securities Subscription Agreement, dated as of September 2, 2021 between the Registrant and ROC Energy Holdings, LLC. (1)
10.6	Form of Indemnity Agreement. (2)
10.7	Administrative Support Agreement, dated December 1, 2021, by and between the Company and Fifth Partners, LLC. (3)
10.8	Private Placement Units Purchase Agreement, dated December 1, 2021, by and between the Company and the Sponsor. (3)
10.9	Promissory Note, dated September 2, 2021, issued to ROC Energy Holdings, LLC. (1)
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on November 9, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 15, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 7, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2022	ROC ENERGY ACQUISITION CORP.

	By:	/s/ Daniel Jeffery Kimes
	Name:	Daniel Jeffrey Kimes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Jeffery Kimes	Chief Executive Officer	March 24, 2022
Daniel Jeffrey Kimes	(Principal Executive Officer)

/s/ Joseph Drysdale	Chairman of the Board	March 24, 2022
Joseph Drysdale

/s/ Rosemarie Cicalese	Chief Financial Officer	March 24, 2022
Rosemarie Cicalese	(Principal Financial and Accounting Officer)

/s/ Brian Minnehan	Director	March 24, 2022
Brian Minnehan

/s/ Alberto Pontonio	Director	March 24, 2022
Alberto Pontonio

/s/ Lee Canaan	Director	March 24, 2022
Lee Canaan

/s/ Win Graham	Director	March 24, 2022
Win Graham

/s/ Joseph Colonnetta	Director	March 24, 2022
Joseph Colonnetta

XBRL-Only Content Section

Element	Value
EntityCentralIndexKey#	0001884516
DocumentFiscalYearFocus	2021
DocumentFiscalPeriodFocus	FY
AmendmentFlag	false