Form 10-Q
period 2022-03-31
ROC Energy Acquisition Corp.
filed 2022-05-16
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41103

ROC ENERGY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-2488708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75248
16400 Dallas Parkway Dallas, Texas 75248
(Address of principal executive offices)

(972) 392-6180

(Issuer's telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, there were 26,851,000 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

ROC ENERGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ROC ENERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$557,580	$1,361,137
Prepaid expenses	489,137	—
Total Current Assets	1,046,717	1,361,137

Cash and marketable securities held in Trust Account	209,150,087	209,086,874
TOTAL ASSETS	$210,196,804	$210,448,011

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$224,903	$238,696
Accrued offering costs	—	11,300
Total Liabilities	224,903	249,996

Commitments and contingencies

Common stock subject to possible redemption 20,700,000 shares at $10.10 per share redemption value at March 31, 2022 and December 31, 2021	209,070,000	209,070,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,151,000 shares issued and outstanding (excluding 20,700,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	615	615
Additional paid-in capital	1,362,780	1,362,780
Accumulated deficit	(461,494)	(235,380)
Total Stockholders’ Equity	901,901	1,128,015
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY	$210,196,804	$210,448,011

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROC ENERGY ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

General and administrative expenses	$289,327
Loss from operations	(289,327)

Other income:
Interest earned on investments held in Trust Account	63,213

Net loss	$(226,114)

Weighted average shares outstanding of common stock	26,851,000
Basic and diluted loss per share, common stock	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROC ENERGY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022	6,151,000	$615	$1,362,780	$(235,380)	$1,128,015

Net loss	—	—	—	(226,114)	(226,114)

Balance - March 31, 2022	6,151,000	$615	$1,362,780	$(461,494)	$901,901

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROC ENERGY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(226,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(63,213)
Changes in operating assets and liabilities:
Prepaid expenses	(489,137)
Accounts payable and accrued expenses	(13,793)
Net cash used in operating activities	(792,257)

Cash Flows from Financing Activities:
Payment of offering costs	(11,300)
Net cash used in financing activities	(11,300)

Net Change in Cash	(803,557)
Cash – Beginning of period	1,361,137
Cash – End of period	$557,580

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ROC Energy Acquisition Corp. (the “Company”) is a newly incorporated blank check company incorporated as a Delaware corporation on September 2, 2021. The Company was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more target businesses (the “Business Combination”).

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 2, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statements for the Company’s Initial Public Offering were declared effective on December 1, 2021. On December 6, 2021, the Company consummated the Initial Public Offering of 18,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $180,000,000, which is described in Note 3. An additional $1,800,000 was funded by proceeds of the sale of Private Placement Units (as defined below) to ROC Energy Holdings, LLC which resulted in a total balance in the Trust Account of $181,800,000.

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of the Business Combination and after payment of underwriters' fees and commissions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company will have until December 6, 2022, 12 months from the closing of the Initial Public Offering to complete a Business Combination (or until June 6, 2023, 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination in full) (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If the Company anticipates that it may not be able to consummate the Business Combination by December 6, 2022, the Company may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months or until June 6, 2023, to complete a Business Combination), subject to the sponsor depositing additional funds into the Trust Account. Pursuant to the terms of our Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the Business Combination to be extended, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, deposit $2,070,000 ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions providing a total possible Business Combination period of 18 months at a total payment value of $4,140,000 ($0.20 per unit). Any such payments would be made in the form of non-interest bearing loans. If the Company completes the Business Combination, the Company, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into Units at a price of $10.00 per Unit, which Units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. The stockholders will not be entitled to vote or redeem their shares in connection with any such extension.

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 6, 2022, twelve months from the closing of its Initial Public Offering, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through the Company’s liquidation date or one year from the issuance of these condensed financial statements. If a Business Combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 6, 2022. There can be no assurance that the Company will be able to consummate any Business Combination by December 6, 2022.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 24, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the Public Shares are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$207,000,000
Less:
Proceeds allocated to Public Rights	$(17,595,000)
Common stock issuance costs	$(4,552,520)
Plus:
Remeasurement of carrying value to redemption value	$24,217,520
Common stock subject to possible redemption	$209,070,000

Net Loss per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the Rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exchange of the Rights is contingent upon the occurrence of future events. The Rights may be exchanged for 2,070,000 common stock in the aggregate. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented.

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

Three Months ended
March 31, 2022
Common Stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss as adjusted	$(226,114)
Denominator:
Basic and diluted weighted average shares outstanding	26,851,000

Basic and diluted net loss per common share	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 1, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Fifth Partners, LLC, an affiliate of the Sponsor, a total of $13,000 per month for general and administrative services including office space, utilities and secretarial support. For the three months ended March 31, 2022, the Company incurred $39,000 in fees for these services, of which $26,000 is included in the accounts payable and accrued expenses in the accompanying condensed balance sheet.

Promissory Notes — Related Parties

On September 2, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of September 30, 2022 or the consummation of the Initial Public Offering. As of December 6, 2021, the Company had $135,463 outstanding under the Promissory Note. There was no amount outstanding on the Promissory Note as of March 31, 2022 and December 31, 2021 and the Promissory Note is no longer available to be drawn upon.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Units upon consummation of the Business Combination at a price of $10.00 per unit. The Units would be identical to the Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on December 1, 2021, the holders of the Founder Shares, Representative Shares, Placement Units (including securities contained therein) and Units (including securities contained therein) that may be issued upon conversion of Working Capital Loans and loans that may be made by the sponsor or its designee in connection with the extension of the Combination Period are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the 5-year period beginning on the effective date of the registration statement of which the Initial Public Offering forms a part. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of initial Business Combination’ provided, however, that the underwriters may participate in a “piggy-back” registration only during the 7-year period beginning on the effective date of the registration statement of which the Initial Public Offering forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company had granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 2,700,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

On December 9, 2021, the underwriters elected to fully exercise the over-allotment option to purchase an additional 2,700,000 Public Shares at a price of $10.00 per Public Share.

Representative Shares

The Company had issued to EarlyBirdCapital, the underwriter, 180,000 representative founder (the “Representative Shares”) shares for nominal consideration, subsequently paid in October 2021. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until 30 days after the completion of the Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete the Business Combination within the Combination Period.

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital as an advisor in connection with the Business Combination to assist in holding meetings with the stockholders to discuss the potential Business Combination and the target business' attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Business Combination, assist in obtaining stockholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of the Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders' fees which might become payable). In addition, the Company will pay EarlyBirdCapital a cash fee in an amount equal to 1.0% of the total consideration payable to the target in the Business Combination if EarlyBirdCapital introduces the target business with whom we complete the Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the registration statement, unless such payment would not be deemed underwriters' compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,151,000 shares of common stock issued and outstanding, excluding 20,700,000 shares subject to redemption, of which an aggregate of 675,000 shares are no longer subject to forfeiture due to the underwriters’ over-allotment option being fully exercised, so that the number of shares of common stock will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Representative Shares and Private Shares).

Holders of record of the Company’s common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. In connection with any vote held to approve the Company’s Business Combination, the insiders, officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to this offering, including both the Founder Shares and the Private Shares, and any Public shares acquired in the open market, in favor of the initial Business Combination.

The Company will consummate the Business Combination only if Public Stockholders do not exercise redemption rights in an amount that would cause the net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of the Business Combination and after payment of underwriters' fees and commissions and a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination.

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Pursuant to the Certificate of Incorporation, if the Company does not consummate the Business Combination within the Combination Period, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, which redemption will completely extinguish Public Stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company's insiders have agreed to waive their rights to share in any distribution with respect to their founder shares and Private Shares.

The stockholders have no redemption, pre-emptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the shares of common stock, except that Public Stockholders have the right to sell their shares to the Company in any tender offer or have their shares of common stock redeemed to cash equal to their pro rata share of the Trust Account if they vote on the proposed Business Combination and the Business Combination is completed. If the Company hold a stockholder vote to amend any provisions of the Certificate of Incorporation relating to stockholder's rights or pre-Business Combination activity (including the substance or timing within which we have to complete a Business Combination), the Company will provide the Public Stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay the franchise and income taxes, divided by the number of then outstanding Public Shares, in connection with any such vote. In either of such events, redeeming stockholders would be paid their pro rata portion of the Trust Account promptly following consummation of the Business Combination or the approval of the amendment to the Certificate of Incorporation. If the Business Combination is not consummated or the amendment is not approved, stockholders will not be paid such amounts.

Rights — Each holder of a right will receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 of a share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2022, assets held in the Trust Account were comprised of $5,475 in cash and $209,150,087 in U.S. Treasury securities. During the three months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $5,426 in cash and $209,081,449 in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2021 are as follows:

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Gain (Loss)	Fair Value
March 31, 2022	U.S. Treasury Securities (Mature on 6/9/2022)	1	$209,150,087	$(100,232)	$209,049,855
December 31, 2021	U.S. Treasury Securities (Mature on 6/9/2022)	1	$209,081,449	$13,137	$209,094,586

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ROC Energy Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ROC Energy Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of any proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 2, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Unit, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations (other than searching for an initial Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from September 2, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest earned on investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $226,114, which consists of general and administrative expenses of $289,327, offset by interest earned on investments held in the Trust Account of $63,213.

Liquidity and Capital Resources

On December 6, 2021, we consummated the Initial Public Offering of 18,000,000 Units at $10.00 per Unit, generating gross proceeds of $180,000,000. An additional $1,800,000 was funded by our sponsor which resulted in a total balance in the Trust Account of $181,800,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 715,000 Private Placement Units at a price of $10.00 per Private Placement Unit to the sponsor generating gross proceeds of $7,150,000.

On December 9, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 2,700,000 Units issued for an aggregate amount of $27,000,000. In connection with the underwriters’ full exercise of their over-allotment option, we also consummated the sale of an additional 81,000 Private Placement Units at $10.00 per Private Placement Unit, generating total proceeds of $27,810,000. A total of $27,270,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $209,070,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $181,800,000 was placed in the Trust Account. We incurred $4,012,520 in Initial Public Offering related costs, including $3,600,000 of underwriting fees and $412,520 of other costs. In connection with the underwriters’ full exercise of their over-allotment option, we also consummated the sale of an additional 81,000 Private Placement Units at $10.00 per Private Placement Unit, generating total proceeds of $27,810,000. A total of $27,270,000 was deposited into the Trust Account, including an additional $540,000 of underwriting fees, bringing the aggregate proceeds held in the Trust Account to $209,070,000.

For the three months ended March 31, 2022, cash used in operating activities was $792,257. Net loss of $226,114 was affected by interest earned on investments held in the Trust Account of $63,213 and changes in operating assets and liabilities, which used $502,930 of cash from operating activities.

As of March 31, 2022, we had cash and investments held in the Trust Account of $209,150,087. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the period ended March 31, 2022, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had $557,580 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that an initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per unit, at the option of the lender. The Units would be identical to the Private Placement Units.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the Public Shares are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income (Loss) per Common Share

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2022, our efforts have been limited to organizational activities, activities relating to our Initial Public Offering and since the Initial Public Offering, the search for a target business with which to consummate an initial Business Combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on September 2, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2022. Except as disclosed, below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 6, 2021, we consummated the Initial Public Offering of 18,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $180,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-260891 and 333-261456). The Securities and Exchange Commission declared the registration statements effective on December 1, 2021.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 715,000 Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $7,150,000. Each Private Placement Unit consists of a share of common stock and one right. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Unit, an aggregate of $209,070,000 was placed in the Trust Account.

We paid a total of $3,600,000 in underwriting discounts and commissions and $412,520 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROC ENERGY ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Daniel Jeffrey Kimes
	Name:	Daniel Jeffrey Kimes
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Rosemarie Cicalese
	Name:	Rosemarie Cicalese
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)