Form 10-Q
period 2022-09-30
ROC Energy Acquisition Corp.
filed 2022-11-08
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

(Issuer’s telephone number)

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

As of November 8, 2022, there were 26,851,000 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

ROC ENERGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ROC ENERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$307,310	$1,361,137
Prepaid expenses	289,553	—
Total Current Assets	596,863	1,361,137

Cash and marketable securities held in Trust Account	210,111,564	209,086,874
TOTAL ASSETS	$210,708,427	$210,448,011

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$324,659	$238,696
Accrued offering costs	—	11,300
Income taxes payable	187,223	—
Total Liabilities	511,882	249,996

Commitments and contingencies

Common stock subject to possible redemption 20,700,000 shares at $10.13 and $10.10 per share redemption value at September 30, 2022 and December 31, 2021, respectively	209,774,341	209,070,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,151,000 shares issued and outstanding (excluding 20,700,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	615	615
Additional paid-in capital	658,439	1,362,780
Accumulated deficit	(236,850)	(235,380)
Total Stockholders’ Equity	422,204	1,128,015
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY	$210,708,427	$210,448,011

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROC ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2022	2022
General and administrative expenses	$339,968	$905,288
Loss from operations	(339,968)	(905,288)

Other income:
Interest earned on investments held in Trust Account	830,040	1,091,041
Other income	830,040	1,091,041

Income before provision for income taxes	490,072	185,753
Provision for income taxes	(163,808)	(187,223)
Net income (loss)	$326,264	$(1,470)

Weighted average shares outstanding common stock	26,851,000	26,851,000
Basic net income (loss) per common stock	$0.01	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROC ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022	6,151,000	$615	$1,362,780	$(235,380)	$1,128,015

Net loss	—	—	—	(226,114)	(226,114)

Balance - March 31, 2022 (unaudited)	6,151,000	615	1,362,780	(461,494)	901,901

Net loss	—	—	—	(101,620)	(101,620)

Balance - June 30, 2022 (unaudited)	6,151,000	615	1,362,780	(563,114)	800,281

Remeasurement of Common stock subject to redemption	—	—	(704,341)	—	(704,341)

Net income	—	—	—	326,264	326,264

Balance - September 30, 2022 (unaudited)	6,151,000	$615	$658,439	$(236,850)	$422,204

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROC ENERGY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,091,041)
Changes in operating assets and liabilities:
Prepaid expenses	(289,553)
Accounts payable and accrued expenses	85,963
Income taxes payable	187,223
Net cash used in operating activities	(1,108,878)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	66,351
Net cash provided by investing activities	66,351

Cash Flows from Financing Activities:
Payment of offering costs	(11,300)
Net cash used in financing activities	(11,300)

Net Change in Cash	(1,053,827)
Cash – Beginning of period	1,361,137
Cash – End of period	$307,310

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ROC Energy Acquisition Corp. (the “Company”) is a newly incorporated blank check company incorporated as a Delaware corporation on September 2, 2021. The Company had nominal activity for the period from September 2, 2021 (inception) through September 30, 2021. The Company was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more target businesses (the “Business Combination”).

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from September 2, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $4,012,520, consisting of $3,600,000 of underwriting fees and $412,520 of other offering costs. In addition, cash of $1,509,600 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes. On December 9, 2021, due to the full exercise of the overallotment option by the underwriters, additional transaction costs amounted to $540,000, consisting of cash underwriting fees. A total of $27,270,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $209,070,000.

Following the closing of the Initial Public Offering on December 6, 2021, and the over-allotment on December 9, 2021, an amount of $209,070,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of the Business Combination and after payment of underwriters’ fees and commissions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

SEPTEMBER 30, 2022

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

If the Company anticipates that it may not be able to consummate the Business Combination by December 6, 2022, the Company may, by resolution of its board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months or until June 6, 2023, to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account. Pursuant to the terms of the Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the Business Combination to be extended, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, deposit $2,070,000 ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions providing a total possible Business Combination period of 18 months at a total payment value of $4,140,000 ($0.20 per unit). Any such payments would be made in the form of non-interest bearing loans. If the Company completes the Business Combination, the Company, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into Units at a price of $10.00 per Unit, which Units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. The stockholders will not be entitled to vote or redeem their shares in connection with any such extension.

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until December 6, 2022, to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these condensed consolidated financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 6, 2022.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 24, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC 320, “Investments - Debt and Equity Securities” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 33.43% for the three months ended September 30, 2022, 100.79% for the nine months ended September 30, 2022 and 0.00% for the period from September 2, 2021 (inception) through September 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, due to the valuation allowance on the deferred tax assets.

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the Public Shares are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit. This method would view the end of the reporting period as if it were also the redemption date for the security.

At September 30, 2022 and December 31, 2021, the common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$207,000,000
Less:
Proceeds allocated to Public Rights	(17,595,000)
Common stock issuance costs	(4,552,520)
Plus:
Accretion of carrying value to redemption value	24,217,520
Common stock subject to possible redemption as of December 31, 2021	209,070,000
Plus:
Remeasurement of carrying value to redemption value	704,341
Common stock subject to possible redemption as of September 30, 2022	$209,774,341

Net Income (Loss) per Common Share

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The calculation of diluted income (loss) per share does not consider the effect of the Rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exchange of the Rights is contingent upon the occurrence of future events. The Rights may be exchanged for 2,070,000 shares of common stock in the aggregate. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2022	September 30, 2022
	Common Stock	Common Stock
Basic and diluted net income (loss) per common stock
Numerator:
Net income (loss)	$326,264	$(1,470)
Denominator:
Basic and diluted weighted average shares outstanding	26,851,000	26,851,000

Basic and diluted net income (loss) per common stock	$0.01	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In June 2016, FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed financial statements.

Besides the above, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted. would have a material effect on the accompanying condensed financial statements.

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement, commencing on December 1, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Fifth Partners, LLC, an affiliate of the Sponsor, a total of $13,000 per month for general and administrative services including office space, utilities and secretarial support. For the three and nine months ended September 30, 2022, the Company incurred $39,000 and $117,000 in fees for these services, respectively, of which $13,000 is included in the accounts payable and accrued expenses in the accompanying condensed balance sheet.

Promissory Notes — Related Parties

On September 2, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of September 30, 2022 or the consummation of the Initial Public Offering. As of December 6, 2021, the Company had $135,463 outstanding under the Promissory Note. There was no amount outstanding on the Promissory Note as of September 30, 2022 and December 31, 2021 and the Promissory Note is no longer available to be drawn upon.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Units upon consummation of the Business Combination at a price of $10.00 per unit. The Units would be identical to the Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war in Ukraine could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Registration Rights

Pursuant to a registration rights agreement entered into on December 1, 2021, the holders of the Founder Shares, Representative Shares, Placement Units (including securities contained therein) and Units (including securities contained therein) that may be issued upon conversion of Working Capital Loans and loans that may be made by the Sponsor or its designee in connection with the extension of the Combination Period are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the 5-year period beginning on the effective date of the registration statement of which the Initial Public Offering forms a part. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Units or shares issued in payment of working capital loans made to the Company can elect to exercise these registration rights at any time after it consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of initial Business Combination’ provided, however, that the underwriters may participate in a “piggy-back” registration only during the 7-year period beginning on the effective date of the registration statement of which the Initial Public Offering forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Representative Shares

The Company had issued to EarlyBirdCapital, the underwriter, 180,000 representative founder (the “Representative Shares”) shares for nominal consideration, subsequently paid in October 2021. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until 30 days after the completion of the Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Business Combination within the Combination Period.

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

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital as an advisor in connection with the Business Combination to assist in holding meetings with the stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Business Combination, assist in obtaining stockholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of the Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable). In addition, the Company will pay EarlyBirdCapital a cash fee in an amount equal to 1.0% of the total consideration payable to the target in the Business Combination if EarlyBirdCapital introduces the target business with whom the Company completes the Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the registration statement, unless such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,151,000 shares of common stock issued and outstanding, excluding 20,700,000 shares subject to redemption, of which an aggregate of 675,000 shares are no longer subject to forfeiture due to the underwriters’ over-allotment option being fully exercised, so that the number of shares of common stock will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Representative Shares and Private Shares).

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The Company will consummate the Business Combination only if Public Stockholders do not exercise redemption rights in an amount that would cause the net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of the Business Combination and after payment of underwriters’ fees and commissions and a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination.

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

The stockholders have no redemption, pre-emptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the shares of common stock, except that Public Stockholders have the right to sell their shares to the Company in any tender offer or have their shares of common stock redeemed to cash equal to their pro rata share of the Trust Account if they vote on the proposed Business Combination and the Business Combination is completed. If the Company hold a stockholder vote to amend any provisions of the Certificate of Incorporation relating to stockholder’s rights or pre-Business Combination activity (including the substance or timing within which the Company has to complete a Business Combination), the Company will provide the Public Stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the franchise and income taxes, divided by the number of then outstanding Public Shares, in connection with any such vote. In either of such events, redeeming stockholders would be paid their pro rata portion of the Trust Account promptly following consummation of the Business Combination or the approval of the amendment to the Certificate of Incorporation. If the Business Combination is not consummated or the amendment is not approved, stockholders will not be paid such amounts.

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At September 30, 2022, assets held in the Trust Account were comprised of $13,014 in cash and $210,098,550 in U.S. Treasury securities. During the three and nine months ended September 30, 2022, the Company withdrew $66,351 of interest income from the Trust Account to pay franchise and income taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $5,427 in cash and $209,081,449 in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2022 and December 31, 2021 are as follows:

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Gain	Fair Value
September 30, 2022	U.S. Treasury Securities (Mature on 12/13/22)	1	$210,098,550	$87,019	$210,185,569
December 31, 2021	U.S. Treasury Securities (Mature on 6/9/2022)	1	$209,081,449	$13,137	$209,094,586

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

We have neither engaged in any operations (other than searching for an initial Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from September 2, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest earned on investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $326,264, which consists of interest earned on investments held in the Trust Account of $830,040, offset by general and administrative expenses of $339,968 and provision for income taxes of $163,808.

For the nine months ended September 30, 2022, we had a net loss of $1,470, which consists of general and administrative expenses of $905,288 and provision for income taxes of $187,223, offset by interest earned on investments held in the Trust Account of $1,091,041.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,108,878. Net loss of $1,470 was affected by interest earned on investments held in the Trust Account of $1,091,041 and changes in operating assets and liabilities, which used $16,367 of cash from operating activities.

As of September 30, 2022, we had cash and investments held in the Trust Account of $210,111,564. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the period ended September 30, 2022, we withdraw $66,351 interest income from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had $307,310 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the Public Shares are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus dated December 1, 2021, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 24, 2022, (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 16, 2022 and (iv) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 12, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”.

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

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

ROC ENERGY ACQUISITION CORP.

Date: November 8, 2022	By:	/s/ Daniel Jeffrey Kimes
	Name:	Daniel Jeffrey Kimes
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Rosemarie Cicalese
	Name:	Rosemarie Cicalese
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)