Form 10-K
period 2022-12-31
ROC Energy Acquisition Corp.
filed 2023-03-21
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41103

ROC ENERGY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-2488708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

, Texas
16400 Dallas Parkway Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 392-6180

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, and one Right to receive one-tenth of one share of Common Stock	ROCAU	The Nasdaq Stock Market LLC
Common Stock, $0.0001 par value per share	ROC	The Nasdaq Stock Market LLC
Rights, each exchangeable into one-tenth of one share of Common Stock	ROCAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒         No  ☐

The aggregate market value of the outstanding shares of the registrant’s common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock on June 30, 2022, as reported on the Nasdaq Global Market was $206,172,000.

As of March 20, 2023 there were 26,851,000 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the Drilling Tools Business Combination (as defined below);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or
●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our certificate of incorporation in effect upon the completion of our initial public offering (as defined below);
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);
●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“Combination Period” are to the 12-month period from the closing of the initial public offering to December 6, 2022, that the Company has to consummate an initial business combination, which may be extended for up to two three-month extension periods and which has been extended to June 6, 2023 as of the date of this Report;
●	“common stock” are to our shares of common stock, par value $0.0001 per share;
●	“Company,” “our Company,” “we” or “us” are to ROC Energy Acquisition Corp., a Delaware corporation;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account;
●	“DGCL” are to the Delaware General Corporation Law;
●	“Drilling Tools” are to Drilling Tools International Holdings, Inc., a Delaware corporation;
●	“Drilling Tools Business Combination” are to the Merger and the other transactions contemplated by the Drilling Tools Merger Agreement (as defined below);
●	“Drilling Tools Merger Agreement” are to the Agreement and Plan of Merger dated February 13, 2023 by and between the Company, Merger Sub (as defined below) and Drilling Tools;
●	“Drilling Tools Registration Statement” are to the Registration Statement on Form S-4 filed with the SEC (as defined below) on February 14, 2023, together with all amendments thereto;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“EarlyBirdCapital” or the “representative” refers to EarlyBirdCapital, Inc., the representative of the underwriters;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Extension Note” are to (a) the promissory note dated December 6, 2022, in the principal amount of $2,070,000 that we issued to an affiliate of our sponsor (as defined below) in connection with the extension of the Combination Period from December 6, 2022 to March 6, 2023 and (b) the promissory note dated March 2, 2022, in the principal amount of $2,070,000 that we issued to an affiliate of our sponsor (as defined below) in connection with the extension of the Combination Period from March 6, 2022 to June 6, 2023;
●	“FASB” are to the Financial Accounting Standards Board;
●	“Fifth Partners” are to Fifth Partners, LLC, an affiliate of our sponsor and certain of our directors;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to the 5,175,000 shares of common stock held or controlled by our insiders (as defined below) prior to our initial public offering;
●	“FP SPAC 2” are to FP SPAC 2, a Delaware limited liability company that is an affiliate of our sponsor;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on December 6, 2021;
●	“initial stockholders” are to our sponsor and other holders of our founder shares prior to our initial public offering, if any, but excludes the holders of the representative founder shares;
●	“insiders” refer to our officers, directors, sponsor and any holder of our founder shares;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on November 19, 2021, as amended, and declared effective on December 1, 2021 (File No. 333-260891) and the Registration Statement on Form S-1 initially filed with the SEC December 1, 2021 (File No. 333-261456);
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Merger” are to the merger of Merger Sub with and into Drilling Tools, with Drilling Tools surviving the merger as a wholly-owned subsidiary of the Company;
●	“Merger Sub” are to ROC Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company;
●	“Nasdaq” are to the Nasdaq Global Market;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement” are to the private placement of units (as defined below) that occurred simultaneously with the closing of our initial public offering;
●	“private shares” are to the shares of common stock included within the private units purchased by our sponsor in the private placement and any additional shares of common stock included within private units issued upon conversion of Working Capital Loans (as defined below);
●	“private units” are to the units purchased by our sponsor in the private placement and any additional units issued upon conversion of Working Capital Loans, each private unit consisting of one share of common stock and one right to receive one-tenth of a share of common stock;
●	“private rights” are to the rights included within the private units purchased by our sponsor in the private placement and any rights included within private units issued upon conversion of Working Capital Loans;
●	“public rights” are to the rights sold as part of the units in our initial public offering;
●	“public shares” are to the shares of common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our insiders to the extent our insiders purchase public shares, provided that each insider’s status as a “public stockholder” will only exist with respect to such public shares;
●	“public units” are to the units sold in our initial public offering, which consist of one public share and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“representative founder shares” are to the 180,000 shares of common stock that we issued to EarlyBirdCapital and/or its designees (for the avoidance of doubt, such shares of common stock are not “public shares”);
●	“rights” are to the public rights and the private rights;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“sponsor” are to ROC Energy Holdings, LLC, a Delaware limited liability company;
●	“trust account” are to the U.S.-based trust account in which an amount of $209,070,000 from the net proceeds of the sale of the units in the initial public offering and the private units was placed following the closing of the initial public offering;
●	“units” are to our public units and private units;
●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Withum” are to WithumSmith+Brown PC, our independent registered public accounting firm; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

v

PART I

Item 1.Business.

Overview

We are a Delaware corporation structured as a blank check company formed for the purpose of effecting our initial business combination.

While we may pursue an initial business combination target in any business, industry or geographical location, we have focused our acquisition efforts on the non-operated, upstream oil and gas sector in the U.S. We believe that the significant opportunity set, lack of competition and maturity of the production base, combined with low-risk development, has generated a compelling opportunity to create a dividend-paying oil and gas company focused on consolidating the asset class.

Initial Public Offering

On December 6, 2021, we consummated our initial public offering of 18,000,000 units. Each unit consists of one share of common stock and one public right. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $180,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 715,000 units to our sponsor at a purchase price of $10.000 per private unit, generating gross proceeds of $7,150,000.

On December 9, 2021, the underwriters purchased an additional 2,700,000 units pursuant to the full exercise of the over-allotment option. The units were sold at an offering price of $10.00 per over-allotment unit, generating aggregate additional gross proceeds of $27,000,000. Simultaneously with the consummation of the over-allotment option, we completed the private sale of an additional 81,000 private units to the sponsor, generating gross proceeds of $810,000.

A total of $209,070,000, comprised of $201,110,000 of the proceeds from the initial public offering and $7,960,000 of the proceeds of the sale of the private units was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Joseph Drysdale, our Chairman of the Board, and Daniel Kimes, our Chief Executive Officer. We must complete our initial business combination by June 6, 2022, 18 months from the closing of our initial public offering. If our initial business combination is not consummated by the end of this Business Combination Period, then our existence will terminate, and we will distribute all amounts in the trust account.

Drilling Tools Business Combination

On February 13, 2023, we entered into the Drilling Tools Merger Agreement with Drilling Tools and Merger Sub. Capitalized terms not defined but otherwise used in the following description have the meanings ascribed to them in the Drilling Tools Merger Agreement.

Drilling Tools is a Houston based oilfield services company that rents downhole drilling tools primarily used in horizontal and directional drilling of oil and natural gas wells. Drilling Tools currently operates from 22 locations across North America, Europe and the Middle East. The Drilling Tools Registration Statement was filed with the SEC on February 14, 2023.

Drilling Tools Merger Agreement

Treatment of Securities

Preferred Stock of Drilling Tools. At the effective time of the Merger (the “Effective Time”), by virtue of the Merger, and without any action on the part of any Drilling Tools stockholder, subject to and in consideration of the terms and conditions set forth in the Drilling Tools Merger Agreement, each share of Drilling Tools preferred stock, par value $0.01 per share (“Drilling Tools Preferred

Stock”) that is issued and outstanding immediately prior to the Effective Time (other than Dissenting Shares (as defined in the Drilling Tools Merger Agreement)) will be converted into the right to receive (a) the Per Share Company Preferred Cash Consideration and (ii) the Per Share Company Preferred Stock Consideration (as such terms are defined in the Drilling Tools Merger Agreement). All shares of Drilling Tools Preferred Stock converted into such consideration will thereafter no longer be outstanding and will cease to exist, and each holder of Drilling Tools Preferred Stock will thereafter cease to have any rights with respect to such securities (including any right to accrued but unpaid dividends), except the right to receive the applicable consideration into which such shares of Drilling Tools Preferred Stock will have been converted into in the Merger.

Common Stock of Drilling Tools. At the Effective Time, by virtue of the Merger and without any action on the part of any Drilling Tools stockholder, subject to and in consideration of the terms and conditions set forth in the Drilling Tools Merger Agreement, each share of Drilling Tools common stock, par value $0.01 per share (“Drilling Tools Common Stock”) that is issued and outstanding immediately prior to the Effective Time (other than Dissenting Shares) will be converted into the right to receive the applicable Per Share Company Common Stock Consideration (as defined in the Drilling Tools Merger Agreement). All shares of Drilling Tools Common Stock converted into such consideration will thereafter no longer be outstanding and will cease to exist, and each holder of Drilling Tools Common Stock will thereafter cease to have any rights with respect to such securities, except the right to receive the applicable consideration into which such shares of Drilling Tools Common Stock will have been converted into in the Merger.

Common Stock of Merger Sub. At the Effective Time, by virtue of the Merger and without any action on the part of any holder thereof, each share of common stock, par value $0.01 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time will no longer be outstanding and will be converted into and become one validly issued, fully paid and non-assessable share of common stock, par value $0.01 per share, of the Surviving Company (as defined in the Drilling Tools Merger Agreement) and all such shares will constitute the only outstanding shares of capital stock of the Surviving Company as of immediately following the Effective Time.

Treasury Shares. At the Effective Time, by virtue of the Merger and without any action on the part of any holder thereof, each share of Drilling Tools Preferred Stock and Drilling Tools Common Stock held in the treasury of Drilling Tools immediately prior to the Effective Time will be cancelled and no payment or distribution will be made with respect thereto.

Stock Options. As of the Effective Time, each then-outstanding unexercised option (whether vested or exercisable) to purchase shares of Drilling Tools Common Stock granted under any Drilling Tools stock plan (a “Drilling Tools Option”) will be assumed by the Company and will be converted into a stock option (a “Company Option”) to acquire shares of our common stock in accordance with the Drilling Tools Merger Agreement. Each such Company Option as so assumed and converted will be for that number of shares of our common stock determined by multiplying the number of shares of our common stock subject to such Drilling Tools Option immediately prior to the Effective Time by the Per Share Company Common Stock Consideration, which product will be rounded down to the nearest whole number of shares, at a per share exercise price determined by dividing the per share exercise price of such Drilling Tools Option immediately prior to the Effective Time by the Per Share Company Common Stock Consideration, which quotient will be rounded up to the nearest whole cent. As of the Effective Time, all Drilling Tools Options will no longer be outstanding and each holder of PubCo Options will cease to have any rights with respect to such Drilling Tools Options, except as otherwise set forth in the Drilling Tools Merger Agreement. Following the Effective Time, each Company Option will be subject to the Incentive Plan (as defined below) and to the same terms and conditions, including, without limitation, vesting conditions, as had applied to the corresponding Drilling Tools Option as of immediately prior to the Effective Time, except for such terms rendered inoperative by reason of the Drilling Tools Business Combination, subject to such adjustments as reasonably determined by the Board to be necessary or appropriate to give effect to the conversion or the Drilling Tools Business Combination.

Dissenting Shares. Dissenting Shares will not be converted into the right to receive, as applicable, Per Share Company Preferred Cash Consideration, Per Share Company Preferred Stock Consideration or Per Share Company Common Stock Consideration, and will instead represent the right to receive payment of the fair value of such Dissenting Shares in accordance with and to the extent provided by the DGCL. At the Effective Time, all Dissenting Shares will be cancelled, extinguished and cease to exist and the holders of Dissenting Shares will be entitled only to such rights as may be granted to them under the DGCL. If any such holder fails to perfect or otherwise waives, withdraws or loses such holder’s right to appraisal under the DGCL or other applicable law, then the right of such holder to be paid the fair value of such Dissenting Shares will cease and such Dissenting Shares will be deemed to have been converted, as of the Effective Time, into the right to receive, as applicable, the Preferred Per Share Cash Consideration, the Preferred Per Share Stock Consideration or the Common Per Share Merger Consideration, in each case, upon the terms and conditions set forth in the Drilling Tools Merger Agreement.

Representations and Warranties

The Drilling Tools Merger Agreement includes representations and warranties of each of the parties thereto that are customary for transactions of this type, including with respect to the operations of the Company, Merger Sub and Drilling Tools, including, among other things, (a) entity organization, good standing and qualification, (b) subsidiaries, (c) authorization to enter into the Drilling Tools Merger Agreement and to consummate the Drilling Tools Business Combination, (d) non-conflict with governing documents, laws and governmental orders, and certain contracts, (e) governmental consent, (f) capitalization, (g) financial statements, (h) undisclosed liabilities, (i) litigation, (j) compliance with laws, (k) intellectual property, (l) material contracts, (m) benefit plans, (n) labor matters, (o) taxes, (p) brokers’ fees, (q) insurance, (r) real property and assets, (s) environmental matters, (t) absence of changes, (u) affiliate agreements, (v) internal controls, (w) permits, (x) registration statement, (y) related party transactions, (z) international trade and anti-corruption, (aa) top customers, (ab) sexual harassment, (ac) absence of additional representations and warranties, (ad) trust account, (ae) SEC reports and Sarbanes-Oxley Act compliance, (af) business activities and absence of changes, (ag) absence of outside reliance, (ah) Nasdaq market listing compliance, (ai) title to property, and (aj) the Investment Company Act of 1940.

Covenants

The Drilling Tools Merger Agreement includes customary covenants of the parties with respect to the operation of their respective businesses prior to the consummation of the Merger and efforts to satisfy conditions to the consummation of the Merger. The Drilling Tools Merger Agreement also contains additional covenants of the parties, including, among others, covenants providing for the Company and Drilling Tools to use reasonable best efforts to cause the Drilling Tools Registration Statement to be filed by the Company to register the shares of our common stock to be issued in the Drilling Tools Business Combination and the related proxy statement/prospectus (the “Proxy Statement”) to comply with the rules and regulations promulgated by the SEC, to have the Drilling Tools Registration Statement declared effective under the Securities Act as promptly as practicable after such filing and to keep the Drilling Tools Registration Statement effective as long as is necessary to consummate the Drilling Tools Business Combination. The Company and Drilling Tools have also agreed to obtain all requisite approvals of their respective stockholders including, in the case of the Company, (a) approval of the Merger, (b) approval of our amended and restated certificate of incorporation, (c) approval of the issuance of our common stock in connection with the Drilling Tools Business Combination (including pursuant to the consummation of the Subscription Agreements (as defined below)), to the extent required under Nasdaq listing rules, (d) adoption of the Incentive Plan, and (e) approval of any other proposals reasonably necessary to consummate the Drilling Tools Business Combination. Additionally, the Company has agreed to include in the Proxy Statement the recommendation of its board that stockholders approve all of the proposals to be presented at the special meeting to be held for that purpose.

Transaction Financing

The Drilling Tools Merger Agreement includes covenants related to the conduct by the Company of a private placement or placements to obtain subscriptions to acquire shares of our common stock for cash (the “Equity Financing”) in connection with the closing of the Drilling Tools Business Combination (the “Closing”). The Drilling Tools Merger Agreement requires that the aggregate cash available to us at the Closing from the trust account and the Equity Financing (after giving effect to the redemption of any shares of our common stock but prior to paying expenses of the Company and Drilling Tools, as set forth in the Drilling Tools Merger Agreement) will equal or exceed $55,000,000 (the “Minimum Cash Condition”).

Drilling Tools Incentive Plan

The Company has agreed to adopt, subject to stockholder approval, a stock incentive plan (the “Incentive Plan”) to be effective as of the Closing and in a form mutually acceptable to the Company and Drilling Tools. The Incentive Plan will provide for the reservation of an aggregate number of shares of our common stock equal to 10% of the fully diluted outstanding shares of our common stock immediately after the Closing, for issuance pursuant to the Incentive Plan, subject to annual increases as provided in the Incentive Plan.

Non-Solicitation Restrictions; Exclusivity

Each of the Company and Drilling Tools has agreed that from the date of the Drilling Tools Merger Agreement to the Effective Time or, if earlier, the valid termination of the Drilling Tools Merger Agreement in accordance with its terms, it will not, and will use its reasonable best efforts to cause its Representatives (as defined in the Drilling Tools Merger Agreement) not to, directly or indirectly,

(a) initiate, solicit or knowingly encourage or knowingly facilitate any inquiries or requests for information with respect to, or the making of, any inquiry regarding, or any proposal or offer that constitutes, or could reasonably be expected to result in or lead to, any Acquisition Proposal (as defined in the Drilling Tools Merger Agreement), (b) engage in, continue or otherwise participate in any negotiations or discussions concerning, or provide access to its properties, books and records or any confidential information or data to, any Person (as defined in the Drilling Tools Merger Agreement) (other than a Party (as defined in the Drilling Tools Merger Agreement) to the Drilling Tools Merger Agreement) relating to any proposal, offer, inquiry or request for information that constitutes, or could reasonably be expected to result in or lead to, any Acquisition Proposal, (c) approve, endorse or recommend, or propose publicly to approve, endorse or recommend, any Acquisition Proposal, (d) execute or enter into, any letter of intent, memorandum of understanding, agreement in principle, confidentiality agreement, merger agreement, acquisition agreement, exchange agreement, joint venture agreement, partnership agreement, option agreement or other similar agreement for or relating to any Acquisition Proposal, or (e) resolve or agree to do any of the foregoing. Each Party has also agreed it will use commercially reasonable efforts to cause its Representatives to cease any solicitations, discussions or negotiations with any Person (other than the Parties and their respective Representatives) conducted heretofore in connection with an Acquisition Proposal or any inquiry or request for information that could reasonably be expected to lead to, or result in, an Acquisition Proposal.

Conditions to Closing

The consummation of the Merger is conditioned upon, among other things, (i) the expiration or termination of the applicable waiting period(s) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder, (ii) the absence of any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the Drilling Tools Business Combination, (iii) the completion of the Offer (as defined in the Drilling Tools Merger Agreement) in accordance with the Drilling Tools Merger Agreement, our organizational documents and the Proxy Statement, (iv) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act, (v) receipt of Company stockholder approval and certain Drilling Tools stockholder approvals, (vi) the approval for listing of our common stock on Nasdaq subject only to official notice of issuance thereof, (vii) satisfaction of the Minimum Cash Condition, (viii) redemption by the Company of less than ninety-five percent (95%) of the public shares issued and outstanding as of the date of the Drilling Tools Merger Agreement after giving effect to redemptions through the Offer, (ix) solely with respect to the Company, (A) each of the representations and warranties of Drilling Tools being true and correct to applicable standards and each of the covenants of Drilling Tools having been performed or complied with in all material respects, (B) the Company’s receipt of an officer’s certificate of Drilling Tools certifying that such representations and warranties are true and correct and such covenants have been performed and complied with, and (C) the execution and delivery of certain ancillary agreements, and (x) solely with respect to Drilling Tools, (A) each of the representations and warranties of the Company and Merger Sub being true and correct to applicable standards and each of the covenants of the Company and Merger Sub having been performed or complied with in all material respects, (B) Drilling Tools’ receipt of officer’s certificates of the Company and Merger Sub certifying such representations and warranties are true and correct and such covenants have been performed and complied with, (C) the amendment and restatement of the Company’s certificate of incorporation in the form of the PubCo Charter (as defined in the Merger Agreement), (D) the execution and delivery of certain ancillary agreements, and (xi) if necessary, consent from the administrative agent under Drilling Tools’ credit facility to consummate the Drilling Tools Business Combination.

Termination

The Drilling Tools Merger Agreement may be terminated and the transactions contemplated thereby abandoned:

(i) by mutual written consent of the Company and Drilling Tools;

(ii) prior to the Closing, by written notice by either the Company or Drilling Tools if the other party has breached its representations, warranties, covenants or agreements in the Drilling Tools Merger Agreement such that the conditions to Closing cannot be satisfied and such breach cannot be cured within certain specified time periods; provided that the terminating party is not then in material breach of its representations, warranties, covenants or agreements under the Drilling Tools Merger Agreement;

(iii) prior to the Closing, by written notice by either the Company or Drilling Tools if the Drilling Tools Business Combination is not consummated on or before the end of the Combination Period;

(iv) prior to the Closing, by written notice by either the Company or Drilling Tools if the consummation of the Merger is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order or a statue, rule or regulation;

(v) by either the Company or Drilling Tools if our stockholders do not approve the Drilling Tools Merger Agreement at the special meeting held for that purpose; or

(vi) by written notice from Drilling Tools to the Company prior to obtaining our stockholder approval if there has been a Change in Recommendation (as defined the Drilling Tools Merger Agreement).

The foregoing description of the Drilling Tools Merger Agreement is subject to and qualified in its entirety by reference to the full text of the Drilling Tools Merger Agreement, a copy of which is attached as Exhibit 2.1 hereto.

Certain Related Agreements

The Drilling Tools Merger Agreement and other agreements described below have been included to provide investors with information regarding their respective terms. They are not intended to provide any other factual information about the Company, Drilling Tools or the other parties thereto. In particular, the assertions embodied in the representations and warranties in the Drilling Tools Merger Agreement were made as of a specified date, are modified or qualified by information in one or more confidential disclosure letters prepared in connection with the execution and delivery of the Drilling Tools Merger Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Drilling Tools Merger Agreement are not necessarily characterizations of the actual state of facts about the Company, Drilling Tools or the other parties thereto at the time they were made or otherwise and should only be read in conjunction with the other information that the Company makes publicly available in reports, statements and other documents filed with the SEC. The Company and Drilling Tools investors and securityholders are not third-party beneficiaries under the Drilling Tools Merger Agreement.

Support Agreements

In connection with the execution of the Drilling Tools Merger Agreement, our sponsor entered into a support agreement with Drilling Tools and the Company (the “Sponsor Support Agreement”) pursuant to which the sponsor has agreed to vote all Subject Shares (as therein defined) beneficially owned by it in favor of the Merger. Further, pursuant to the Sponsor Support Agreement, in order to induce Drilling Tools to enter into the Drilling Tools Merger Agreement, the sponsor agrees to forfeit up to 50% of the Founder Shares (as therein defined) to the Company for reissuance to investors in connection with the Equity Financing and (b) to split the remainder of the Founder Shares with Drilling Tools stockholders as set forth in the Sponsor Support Agreement.

In addition, in connection with the execution of the Drilling Tools Merger Agreement, Drilling Tools’ majority stockholder entered into a support agreement (the “Drilling Tools Stockholder Support Agreement”) with the Company and Drilling Tools pursuant to which such stockholders agreed to vote all Subject Shares (as therein defined) beneficially owned by them in favor of the Drilling Tools Business Combination.

The foregoing description of the Sponsor Support Agreement and the Drilling Tools Stockholder Support Agreement is subject to and qualified in its entirety by reference to the full text of the Sponsor Support Agreement and the Drilling Tools Stockholder Support Agreement, copies of which are attached as Exhibits 10.12 and 10.13 hereto, respectively.

Amended and Restated Registration Rights Agreement

In connection with the Drilling Tools Business Combination, the Company and certain stockholders of each of the Company and Drilling Tools who will receive our common stock pursuant to the Drilling Tools Merger Agreement have entered into an amended and restated registration rights agreement (“Registration Rights Agreement”), to become effective upon the Closing.

The foregoing description of the Registration Rights Agreement is subject to and qualified in its entirety by reference to the full text of the Registration Rights Agreement, a copy of which is attached as Exhibit 10.14 hereto.

Lock-up Agreement and Arrangements

Prior to the consummation of the Drilling Tools Business Combination, certain Drilling Tools stockholders, including all existing stockholders of Drilling Tools holding greater than 5% of its share capital, will enter into a lock-up agreement (the “Drilling Tools Stockholder Lock-up Agreement”) with the Company. In addition, the Company and our sponsor intend to undertake an amendment and restatement to the Stock Escrow Agreement, dated December 1, 2021, by and among the Company, the sponsor and the escrow agent named therein (the “Escrow Agreement” and, when amended and restated, the “Amended and Restated Escrow Agreement”) to align our sponsor’s restrictions on transfer with respect to all shares of common stock it owns, including the Founder Shares, to those described below. Under the terms of the Drilling Tools Stockholder Lock-up Agreement, and under the terms of the sponsor lock-up provisions to be contained in the Amended and Restated Escrow Agreement, such Drilling Tools stockholders and our sponsor will each agree, subject to certain customary exceptions, that during the period that is the earlier of (i) the date that is 180 days following the Closing Date, and (ii) the date specified in a written waiver of the provisions of the Drilling Tools Stockholder Lock-up Agreement duly executed by our sponsor and by us, not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any Lock-up Shares, enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such Lock-up Shares (whether any of these transactions are to be settled by delivery of any such Lock-up Shares, in cash or otherwise), publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, or engage in any “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Exchange Act, or any type of direct and indirect stock pledges, forward sale contracts, options, puts, calls, swaps and similar arrangements (including on a total return basis), or sales or other transactions through non-US broker dealers or foreign regulated brokers. As used herein, “Lock-up Shares” means, (a) in the case of each Drilling Tools stockholder party thereto, those shares of our common stock received by such Drilling Tools stockholder as merger consideration in the Drilling Tools Business Combination and beneficially owned by such Drilling Tools stockholder as specified on the signature block of the Drilling Tools Stockholder Lock-up Agreement, and (b) in the case of our sponsor, the Escrow Shares (as defined in the Escrow Agreement).

The foregoing description of the Drilling Tools Stockholder Lock-up Agreement is subject to and qualified in its entirety by reference to the full text of the form of Drilling Tools Stockholder Lock-up Agreement, a copy of which is attached as Exhibit 10.15 hereto.

Director Nomination Agreement

In connection with the Closing, the Company and the sponsor will enter into a director nomination agreement (the “Director Nomination Agreement”) pursuant to which the Company agrees to nominate an individual designated by our sponsor to serve on the board of directors of the Company as a Class III director, effective as of immediately after the Effective Time.

The foregoing description of the Director Nomination Agreement is subject to and qualified in its entirety by reference to the full text of the form of Director Nomination Agreement, a copy of which is attached as Exhibit 10.16 hereto.

Other than as specifically discussed, this Report does not assume the closing of the Drilling Tools Business Combination.

Business Combination Marketing Agreement

In connection with the Drilling Tools Business Combination, the Company has amended EarlyBirdCapital’s fees under the business combination marketing agreement from (i) 3.5% of the total gross proceeds raised in the initial public offering and (ii) 1% of the total consideration of an initial business combination transaction to a flat cash fee of $2,000,000.

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

We believe that our knowledge and experience in the sector, combined with the lack of competition, presents the opportunity to buy high quality assets or businesses at compelling purchase prices with attractive reinvestment opportunities while still paying a dividend. We believe that owners of non-operated assets, funds and companies will find a merger or sale to a SPAC to be a very compelling proposition, given the paucity viable alternatives.

Our Business Combination Process

In evaluating a prospective target business, such as Drilling Tools, we conduct a customary due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities as well as reviewing financial and other information that will be made available to us. We also utilize our operational and capital allocation experience to further our understanding of the prospective target business.

We may also draw upon the services of Fifth Partners, a private equity group located in Dallas, Texas. An active investment partner, it provides network companies access to the people, opportunities and capital needed to build sustainable enterprises. Since its founding in 2015, Fifth Partners has deployed over $1.5 billion across various asset classes, including real estate and energy. In addition to hard asset investing, Fifth Partners also owns and operates multiple early- to mid-stage businesses.

Fifth Partners, from time to time, assists us in the identification of assets or companies that may be appropriate acquisition targets. While we may also draw upon Fifth Partners’ platforms, infrastructure, personnel, network and relationships to provide access to deal prospects, along with any necessary resources to aid in the identification and diligence of a target, such as Drilling Tools, for the initial business combination, Fifth Partners is not obligated to identify any such target assets or companies or to perform due diligence on any acquisition targets. Any such activities are solely the responsibility of our management team.

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

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities. Pursuant to such fiduciary duties, such officer or director is or will be required to present a business combination opportunity to such other entities subject to his or her fiduciary duties. Subject to his or her fiduciary duties under Delaware law, none of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties, and only present it to us if such entity rejects the opportunity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to compete on a reasonable basis.

Our officers and directors may, under certain circumstances, become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets only some but not all of the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria in our stockholder communications related to our initial business combination, which, as discussed in the IPO Registration Statement, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC, such as the Drilling Tools Registration Statement.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and members of our sponsor and their respective affiliates and related entities and the relationships they have developed as a result of such experience, provide us with a substantial number of potential business combination targets, such as Drilling Tools. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team and members of our sponsor and their respective affiliates and related entities have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of relationships and this experience provide us with important sources of investment opportunities. In addition, target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities) or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors (or their respective affiliates or related entities). While Drilling Tools is not affiliated with our sponsor, officers or directors, in the event we do not consummate the Drilling Tools Business Combination, and we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

For more information on the Drilling Tools Business Combination, please see “Drilling Tools Business Combination” above.

Initial Business Combination

We have until June 6, 2023 to consummate an initial business combination. If we are unable to consummate our initial business combination within this Combination Period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private units will expire and will be worthless.

Our amended and restated certificate of incorporation provides that we must consummate our initial business combination by December 6, 2022; however, if we anticipate that we may not be able to consummate our initial business combination by December 6, 2022, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months, or until June 6, 2023, to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $2,070,000 ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions providing a total possible business combination period of 18 months, or until June 6, 2023, for a total payment $4,140,000 ($0.20 per unit). Any such payments would be made in the form of non-interest bearing loans. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the private units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

On December 2, 2022, we announced that our sponsor had requested that we extend the date by which we must consummate a business combination from December 6, 2022 to March 6, 2023. On December 6, 2022, we issued an Extension Note to FP SPAC 2 in connection with this extension. On March 2, 2023, we announced that our sponsor had requested that we extend the date by which we must consummate a business combination from March 6, 2023 to June 6, 2023. On March 2, 2022, we issued a second Extension Note to FP SPAC 2 in connection with this extension. At the election of FP SPAC 2, the unpaid principal amount of the Extension Note may be converted into units of the Company, with the total number of units so issued to be equal to: (x) the portion of the principal amount of the Extension Notes being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

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

The Drilling Tools Business Combination is structured so that the post-transaction company in which our public stockholders hold equity will own 100% of the equity interests of Drilling Tools. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to the closing of the Drilling Tools Business Combination may own less than a majority of our issued and outstanding shares subsequent to the closing of the Drilling Tools Business Combination. We anticipate that the Drilling Tools Business Combination will satisfy Nasdaq’s 80% fair market value test requirement.

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

For more information on the Drilling Tools Business Combination, please see “Drilling Tools Business Combination” above.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they have devoted and will continue to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period varies based on the current stage of the initial business combination process.

We believe our management team’s operating and transaction experience and relationships with companies provides us with a substantial number of potential business combination targets, such as Drilling Tools. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the December 6, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for an initial business combination in the amount of approximately $213,481,290 as of December 31, 2022, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. This amount assumes no redemptions in connection with a stockholder vote on a proposal to approve our business combination. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance it will be available to us.

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

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, that the price we are paying is fair to our stockholders. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of Drilling Tools was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Drilling Tools, when evaluating the desirability of effecting our initial business combination with that business, and plan to continue to do so if the Drilling Tools Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business, cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

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

Stockholders May Not Have the Ability to Approve an Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case in the Drilling Tools Business Combination), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until the end of the Combination Period in order to be able to receive a pro rata share of the trust account.

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

As a result, in addition to the founder shares and private shares, we would need only 7,454,501, or approximately 36%, of the 20,700,000 public shares sold in our initial public offering to be voted in favor of an initial business combination, assuming that all issued and outstanding shares of our common stock are voted on such proposal.

See “Drilling Tools Business Combination” above for more information on the requisite approvals needed for the Drilling Tools Business Combination.

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

See “Drilling Tools Business Combination” above for more information regarding such purchases in the Drilling Tools Business Combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their common stock upon the completion of our initial business combination, such as the Drilling Tools Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest will be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.31 per public share. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private shares and any public shares they may hold in connection with the completion of our initial business combination.

See “Drilling Tools Business Combination” above for more information on the additional agreements entered into in connection with the Drilling Tools Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their common stock upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination, such as with the Drilling Tools Business Combination, or (ii) by means of a tender offer, if the Drilling Tools Business Combination is not consummated. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

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

See “Drilling Tools Business Combination” above for more information on any redemptions associated with the Drilling Tools Business Combination.

Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering (“Excess Shares”). We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. We may waive this restriction in our sole discretion. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares, private shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial stockholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public stockholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If the Drilling Tools Business Combination is not completed, we may continue to try to complete a business combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only until the end of the Combination Period to complete our initial business combination. If we are unable to complete our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest will be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will be forfeited if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if we fail to complete our initial business combination by the end of the Combination Period. However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the end of the Combination Period. We will also provide this opportunity to our public stockholders should we seek approval to amend our amended and restated certificate of incorporation to extend the deadline by which we are required to consummate our initial business combination.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (ii) with respect to the other provisions relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest will be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $207,915 of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.31 as of December 31, 2022. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.31. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we have access to up to $207,915 from the proceeds of our initial public offering and the sale of the private units, with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2022, the amount held outside the trust account $207,915.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by the end of the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the end of the Combination Period and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any redemption rights with respect to any founder shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if public stockholders do not exercise redemption rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;
●	if our initial business combination is not consummated by the end of the Combination Period, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;
●	upon the consummation of our initial public offering, $209,070,000 was placed into the trust account;
●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Competition

In identifying, evaluating and selecting a target business, such as Drilling Tools, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of our initial public offering, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of our initial business combination or engage in a tender offer may delay the completion of a transaction;
●	our obligation to redeem shares of common stock held by our public stockholders may reduce the resources available to us for our initial business combination;
●	our obligation to pay EarlyBirdCapital an aggregate fee of $2,000,000 upon consummation of our initial business combination pursuant to the business combination marketing agreement;
●	our obligation to either repay working capital loans that may be made to us by our insiders or their affiliates;

●	our obligation to register the resale of the founder shares, as well as the private units (and underlying securities), the representative founder shares, and any shares issued to our insiders or their affiliates upon conversion of working capital loans; and
●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

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

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities. Pursuant to such fiduciary duties, such officer or director is or will be required to present a business combination opportunity to such other entities subject to his or her fiduciary duties. Subject to his or her fiduciary duties under Delaware law, none of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties, and only present it to us if such entity rejects the opportunity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to compete on a reasonable basis.

In addition to our sponsor, members of our management team directly or indirectly own our common stock and/or private units following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Additionally, we have engaged EarlyBirdCapital to assist us in connection with our initial business combination. Assuming the closing of the Drilling Tools Business Combination, we will pay EarlyBirdCapital a cash fee of $2,000,000 upon the consummation of the Drilling Tools Business Combination. The representative founder shares will also be worthless if we do not consummate an initial business combination. These financial interests may result in the underwriters having a conflict of interest when providing the services to us in connection with an initial business combination.

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

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period varies based on the stage of the business combination process the company is in. Accordingly, once a suitable target business to consummate our initial business combination with has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

Our units, common stock, and rights are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials, such as the Drilling Tools Registration Statement, or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States GAAP or IFRS as issued by the IASB. A particular target business identified by us as a potential business combination candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to consummate our initial business combination with the proposed target business.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame, including the Drilling Tools Business Combination;
●	our expectations around the performance of a prospective target business or businesses, such as Drilling Tools, may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination, including the Drilling Tools Business Combination, or reduce the number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive fees under the business combination marketing agreement only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;
●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;
●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;
●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.31 per share, or less than such amount in certain circumstances, on the liquidation of our trust account;
●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;
●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;
●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States. Alberto Pontonio, a director of the Company and a member of its sponsor, ROC Energy Holdings, LLC, is a citizen of Italy and the United States;
●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;
●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;
●	a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;
●	there is substantial doubt about our ability to continue as a “going concern”; and
●	U.S. energy commodity price volatility could make it more difficult for us to consummate an initial business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii)  Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 24, 2022; and (ii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, and September 30, 2022, as filed with the SEC on May 16, 2022, August 12, 2022, and November 8, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Drilling Tools and the Drilling Tools Business Combination, please see the Drilling Tools Registration Statement.

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

(b)Holders

On March 20, 2023, there were two holders of record of our units, seven holders of record of shares of our common stock and one holder of record of our rights.

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

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 202, as filed with the SEC on March 24, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the IPO Registration Statement.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Recent Developments

On February 13, 2023, we entered into the Drilling Tools Merger Agreement with Drilling Tools and Merger Sub. Drilling Tools is a Houston based oilfield services company that rents downhole drilling tools used in horizontal and directional drilling of oil and natural gas wells. Drilling Tools operates from 22 locations across North America, Europe and the Middle East. At the closing of the transactions contemplated by the Drilling Tools Merger Agreement, in accordance with the DGCL, Merger Sub will be merged with and into Drilling Tools, with Drilling Tools surviving the merger as a wholly-owned subsidiary of the Company.

For a full description of the Drilling Tools Merger Agreement and the proposed Drilling Tools Business Combination, please see “Item 1. Business.”

Overview

We are a blank check company formed under the laws of the State of Delaware on September 2, 2021 for the purpose of effecting a business combination with one or more businesses. We intend to effectuate an initial business combination using cash from the proceeds of the initial public offering and the sale of the private units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination, including the Drilling Tools Business Combination, will be successful.

Results of Operations

We have neither engaged in any operations (other than searching for an initial business combination after our initial public offering) nor generated any revenues to date. Our only activities from September 2, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and, subsequent to the initial public offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest earned on investments held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses, including due diligence expenses in connection with the Drilling Tools Business Combination.

For the year ended December 31, 2022, we had a net income of $1,015,702, which consists of interest income on investments held in the Trust Account of $2,843,649, offset by operating costs of $1,281,902 and provision for income taxes of $546,045.

For the period from September 2, 2021 (inception) through December 31, 2021, we had a net loss of $235,380, which consists of operating costs of $252,254, offset by interest income on investments held in the trust account of $16,874.

Liquidity and Capital Resources

On December 6, 2021, we consummated the initial public offering of 18,000,000 units at $10.00 per unit, generating gross proceeds of $180,000,000. An additional $1,800,000 was funded by our sponsor which resulted in a total balance in the trust account of $181,800,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 715,000 private units at a price of $10.00 per private unit to the sponsor generating gross proceeds of $7,150,000.

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

For the year ended December 31, 2022, cash used in operating activities was $1,667,273. Net loss of $1,015,702 was affected by interest earned on investments held in the Trust Account of $2,843,649 and changes in operating assets and liabilities, which provided $69,102 of cash from operating activities.

For the period from September 2, 2021 (inception) through December 31, 2021, cash used in operating activities was $13,000. Net loss of $235,380 was affected by interest earned on investments held in the trust account of $16,874 and changes in operating assets and liabilities, which provided $239,254 of cash from operating activities.

As of December 31, 2022, we had cash and marketable securities held in the trust account of $213,475,172. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our business combination. We may withdraw interest to pay taxes. During the period ended December 31, 2022, we withdrew $525,351 of interest income from the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had $207,915 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily perform business due diligence on Drilling Tools, travel to and from the offices, plants or similar locations of Drilling Tools or their representatives or owners, review corporate documents and material agreements of, and structure, negotiate and complete an initial business combination with Drilling Tools.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 6, 2023, fifteen months from the closing of its Initial Public Offering, to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through the Company’s liquidation date or one year from the issuance of these financial statements. If a business combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 6, 2023. There can be no assurance that the Company will be able to consummate any business combination by June 6, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We engaged EarlyBirdCapital as an advisor in connection with the initial business combination to assist in holding meetings with the stockholders to discuss the potential business combination and the target business’ attributes, introduce the us to potential investors that are interested in purchasing securities in connection with the initial business combination, assist in obtaining stockholder approval for the business combination and assist with press releases and public filings in connection with the initial business combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of the initial business combination in an amount equal to 3.5% of the gross proceeds of the initial public offering (exclusive of any applicable finders’ fees which might become payable). In addition, we will pay EarlyBirdCapital a cash fee in an amount equal to 1.0% of the total consideration payable to the target in the initial business combination if EarlyBirdCapital introduces the target business with whom we complete the initial business combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the IPO Registration Statement, unless such payment would not be deemed underwriters’ compensation in connection with the initial public offering pursuant to FINRA Rule 5110. In connection with the Merger Agreement on February 13, 2023, we have amended EarlyBirdCapital’s fees under the Business Combination Marketing Agreement from (i) 3.5% of the total gross proceeds raised in the initial public offering and (ii) 1% of the total consideration of an initial business combination transaction to a flat cash fee of $2,000,000

Critical Accounting Policies

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, the public shares are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete initial business combination.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Report, which are incorporated herein by reference.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Joseph Drysdale	42	Chairman of the Board
Daniel Jeffrey Kimes	40	Chief Executive Officer and Director
Rosemarie Cicalese	40	Chief Financial Officer
Brian Minnehan	50	Director
Alberto Pontonio	56	Director
Lee Canaan	66	Director
Win Graham	52	Director
Joseph Colonnetta	60	Director

The experience of our directors and executive officers is as follows:

Joe Drysdale, our Chairman of the board since October 2021, is the co-founder and a Managing Partner of Fifth Partners, where he has overseen all real estate investment platforms since the firm was founded in 2015. Mr. Drysdale has over 15 years of investing and management experience, primarily in the real estate and energy sectors, as well as with early stage companies across diverse industries. He is an active member of various civic organizations in his community in Dallas, Texas. Mr. Drysdale received a B.A. from University of Texas. We believe that Mr. Drysdale is qualified to serve on our board of directors due to his extensive management experience and extensive experience in the energy sector.

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

Alberto Pontonio, one of our directors since December 2021, joined Fifth Partners in 2021 as a member of the public markets group. Fifth Partners is a private equity group located in Dallas, Texas and an affiliate of our sponsor and certain of our directors. Mr. Pontonio has over 25 years of experience in the financial services industry in both the U.S. and European markets. Mr. Pontonio co-founded and served as a Director of Galileo Acquisition Corp (NYSE: GLEO.U), a blank-check company that consummated an initial business combination with Shapeways, Inc. in September, 2021. Mr. Pontonio also co-founded and currently serves as a Director for Americas Technology Acquisition Corp. (NYSE: ATA.U), a $115 million SPAC focusing on targets operating in the TMT verticals. From 2019 to September 2021, he was with Raymond James as a financial advisor, based in Miami. Prior to this, from 2013 through 2018, he traded Equity Index futures with DP Trading. In 2009, he co-founded Censible, an automated investment platform that allows individual investors to align their investments with their personal interests and social values. Mr. Pontonio’s previous tenures include Espirito Santo in their investment banking group, Bear Stearns in London as a Managing Director, and Merrill Lynch in New York and London, as a Director in the Institutional Equity department. Mr. Pontonio started his career in New York at Cowen & Co. He holds a B.A. in economics from the Catholic University in Milan, Italy. We believe Mr. Pontonio is qualified to serve as a member of our board of directors due to his extensive experience in the financial services industry and in both the US and European markets.

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

Our special advisors (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the businesses that we acquire. In this regard, our special advisors fulfill some of the same functions as members of our board of directors. However, our special advisors are not under any fiduciary obligations to us nor will they perform board or committee functions, nor do they have any voting or decision-making capacity on our behalf. Our special advisors are also not required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which members of our board of directors are subject. Accordingly, if any of our special advisors becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), such special advisor will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of special advisors as we source potential business combination targets or create value in businesses that we may acquire.

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

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers, directors and employees. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the IPO Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Other than as described herein, no compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, has been or will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 26,851,000 shares of our common stock, issued and outstanding as of March 20, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the rights as these rights are not convertible within 60 days of the date of this Report.

	Number of	Approximate
	Shares	Percentage
	Beneficially	of Outstanding
Name and Address of Beneficial Owner (1)	Owned	Common Stock
ROC Energy Holdings, LLC (2)	5,971,000	22.24%
Joeseph Drysdale	—	—
Daniel Jeffrey Kimes	—	—
Rosemarie Cicalese	—	—
Brian Minnehan	—	—
Alberto Pontonio	—	—
Lee Canaan	—	—
Win Graham	—	—
Joseph Colonnetta	—	—
All officer and directors as a group (8 individuals)	5,971,000	22.24%

Other 5% Stockholders
Saba Capital Management, L.P. (3)	1,240,197	5.80%
Shaolin Capital Management LLC (4)	1,050,000	5.03%
Lighthouse Investment Partners, LLC (5)	1,410,340	6.81%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o ROC Energy Holdings, LLC, 16400 Dallas Parkway, Dallas, Texas 75248.
(2)	Our sponsor, ROC Energy Holdings, LLC, is the record holder of the shares reported herein. FP SPAC 2 is the general partner of our sponsor and has voting and dispositive power over the shares held by our sponsor. FP SPAC 2 is controlled by Joseph Drysdale, Jeff Brownlow and Matt Mathison, each of whom is a Managing Partner of Fifth Partners. Consequently, such persons may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities. Such persons disclaim beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly. Each of our officers and directors and strategic advisors are members of our sponsor. Each of our directors, officers and advisors disclaims any beneficial ownership of any shares held by ROC Energy Holdings, LLC other than his or her pecuniary interest therein. According to Schedule 13D filed with the SEC on December 16, 2021, this amount includes (i) 5,175,000 shares of the Company’s common stock, referred to as founder shares in the IPO Registration Statement and (ii) 796,000 private units.
(3)	According to a Schedule 13G/A filed on February 17, 2022, Saba Capital Management, L.P. acquired 1,240,197 shares of common stock. The business address for the reporting person is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(4)	According to a Schedule 13G filed with the SEC on February 14, 2023, Shaolin Capital Management LLC acquired 1,050,000 shares of common stock. The business address for the reporting person is 230 NW 24th Street, Suite 603, Miami, Florida 33127.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2023, Lighthouse Investment Partners, LLC, MAAP 136 Segregated Portfolio, a segregated portfolio of LMA SPA, MAP 197 Segregated Portfolio, a segregated portfolio of LMA SPC, MAP 204 Segregated Portfolio, a segregated portfolio of LMA SPC, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, LHP Ireland Fund Management Limited, MAP 501, a sub-trust of LMA Ireland, LMAP 910, a sub-fund of LMAP Ireland ICAV, and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC, acquired 1,410,340 shares of common stock. The business address for the reporting persons is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, Florida 33410.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the Drilling Tools Business Combination, please see “Item 1. Business.”

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

On December 6, 2022, we issued the Extension Note in the principal amount of $2,070,000 to FP SPAC 2 in connection with the extension of the Combination Period from December 6, 2022 to March 6, 2023. At the election of FP SPAC 2, the unpaid principal amount of the Extension Note may be converted into units of the Company, with the total number of units so issued to be equal to: (x) the portion of the principal amount of the Extension Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

On January 16, 2023, we issued a promissory note in the amount of up to $800,000 to FP SPAC 2 for working capital. The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated and (ii) the liquidation of the Company on or before the end of the Combination Period or such later liquidation date as may be approved by our stockholders. At the election of SP SPAC 2, the unpaid principal balance of the note may be converted into units of the Company, with the total number of conversion units so issued to be equal to: (x) the portion of the principal amount of the note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

On March 2, 2023, we issued the Extension Note in the principal amount of $2,070,000 to FP SPAC 2 in connection with the extension of the Combination Period from March 6, 2023 to June 6, 2023. At the election of FP SPAC 2, the unpaid principal amount of the Extension Note may be converted into units of the Company, with the total number of units so issued to be equal to: (x) the portion of the principal amount of the Extension Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

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

Pursuant to a registration rights agreement entered into on December 1, 2021, the holders of the founder shares, representative shares, private units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of working capital loans, and any shares of common stock (and underlying common stock) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the 5-year period beginning on the effective date of the registration statement of which the initial public offering forms a part. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of initial business combination’ provided, however, that the underwriters may participate in a “piggy-back” registration only during the 7-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statement.

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

For more information on the agreements entered into in connection with the Drilling Tools Business Combination, please see “Item 1. Business.”

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

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information include in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from September 2, 2021 (inception) through December 31, 2021 totaled approximately $88,740 and $82,210, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 and the period from September 2, 2021 (inception) through December 31, 2021 we did not pay Withum any audit-related fees.

Tax Fees

We did not pay Withum for tax services, planning or advice for the year ended December 31, 2022 or the period from September 2, 2021 (inception) through December 31, 2021.

All Other Fees

We did not pay Withum for any other services for the year ended December 31, 2022 or the period from September 2, 2021 (inception) through December 31, 2021.

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

PART IV

Item 15.Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.Form 10-K Summary.

Not applicable.

51

ROC ENERGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

ROC Energy Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ROC Energy Acquisition Corp.  (the “Company”) as of December 31, 2022 and 2021 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2022 and for the period from September 2, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from September 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 6, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 20, 2023

PCAOB ID Number 100

ROC ENERGY ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$207,915	$1,361,137
Prepaid insurance	170,503	—
Prepaid income taxes	4,527	—
Total Current Assets	382,945	1,361,137

Cash and marketable securities held in Trust Account	213,475,172	209,086,874
TOTAL ASSETS	$213,858,117	$210,448,011

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$482,828	$238,696
Accrued offering costs	—	11,300
Promissory note - related party	2,070,000	—
Deferred tax liability	91,572	—
Total Liabilities	2,644,400	249,996

Commitments and contingencies

Common stock subject to possible redemption 20,700,000 shares at $10.30 and $10.10 per share redemption value at December 31, 2022 and 2021, respectively	213,183,552	209,070,000

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,151,000 shares issued and outstanding (excluding 20,700,000 shares subject to possible redemption) at December 31, 2022 and 2021	615	615
Additional paid-in capital	—	1,362,780
Accumulated deficit	(1,970,450)	(235,380)
Total Stockholders’ (Deficit) Equity	(1,969,835)	1,128,015
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ (DEFICIT) EQUITY	$213,858,117	$210,448,011

The accompanying notes are an integral part of these financial statements.

ROC ENERGY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the period
		from September 2,
	For the	2021 (inception)
	Year Ended	through
	December 31,	December 31,
	2022	2021
General and administrative expenses	$1,281,902	$252,254
Loss from operations	(1,281,902)	(252,254)

Other income:
Interest earned on investments held in Trust Account	2,843,649	16,874
Income before provision for income taxes	1,561,747	(235,380)
Provision for income taxes	(546,045)	—
Net income (loss)	$1,015,702	$(235,380)

Weighted average shares outstanding common stock	26,851,000	9,182,858
Basic net income (loss) per common stock	$0.04	$(0.03)

The accompanying notes are an integral part of these financial statements.

ROC ENERGY ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM SEPTEMBER 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - September 2, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	5,175,000	517	24,483	—	25,000

Issuance of Representative Shares	180,000	18	897	—	915

Sale of 796,000 Private Placement Units	796,000	80	7,959,920	—	7,960,000

Proceeds allocated to Public Rights	—	—	17,595,000	—	17,595,000

Accretion of Common stock subject to redemption	—	—	(24,217,520)	—	(24,217,520)

Net loss	—	—	—	(235,380)	(235,380)
Balance - December 31, 2021	6,151,000	615	1,362,780	(235,380)	1,128,015

Accretion of Common stock subject to redemption	—	—	(1,362,780)	(2,750,772)	(4,113,552)

Net income	—	—	—	1,015,702	1,015,702
Balance - December 31, 2022	6,151,000	$615	$—	$(1,970,450)	$(1,969,835)

The accompanying notes are an integral part of these financial statements.

ROC ENERGY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the period from
		September 2, 2021
	For the	(inception)
	Year ended	through
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,015,702	$(235,380)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(2,843,649)	(16,874)
Changes in operating assets and liabilities:
Prepaid expenses	(170,503)	—
Prepaid income taxes	(4,527)	—
Accounts payable and accrued expenses	244,132	239,254
Deferred tax liability	91,572	—
Net cash used in operating activities	(1,667,273)	(13,000)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(2,070,000)	(209,070,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	525,351	—
Net cash used in investing activities	(1,544,649)	(209,070,000)

Cash flows from financing activities:
Proceeds from issuance of representative shares	—	15
Proceeds from sale of Units, net of underwriting discounts paid	—	202,860,000
Proceeds from sale of Private Placement Units	—	7,960,000
Proceeds from promissory note – related party	2,070,000	250
Repayment of promissory note – related party	—	(135,463)
Payment of offering costs	(11,300)	(240,665)
Net cash provided by financing activities	2,058,700	210,444,137

Net change in cash	(1,153,222)	1,361,137
Cash, beginning of the period	1,361,137	—
Cash, end of the period	$207,915	$1,361,137

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$459,000	$—

Non-Cash financing activities:
Offering costs included in accrued offering costs	$—	$11,300
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Issuance of Representative Shares	$—	$900
Offering costs paid through promissory note	$—	$134,655

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from September 2, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On December 2, 2022, the Company extended the date by which the Company has to consummate a business combination from December 6, 2022 to March 6, 2023 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents. On December 6, 2022, the Company issued a promissory note, as described in Note 5, in the principal amount of $2,070,000 (the “Extension Payment”) to an affiliate of the Company’s Sponsor in connection with the Extension.

On March 3, 2023, the Company extended the date by which the Company has to consummate a business combination from March 6, 2023 to June 6, 2023 (the “Second Extension”). The Second Extension is the second of two three-month extensions permitted under the Company’s governing documents. On March 2, 2023, the Company issued a promissory note in the principal amount of $2,070,000 to an affiliate of the Company’s Sponsor in connection with the Second Extension.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until June 6, 2023, to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 6, 2023.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, the Public Shares are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit. This method would view the end of the reporting period as if it were also the redemption date for the security.

At December 31, 2022 and 2021, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$207,000,000
Less:
Proceeds allocated to Public Rights	$(17,595,000)
Common stock issuance costs	$(4,552,520)
Plus:
Remeasurement of carrying value to redemption value	$24,217,520
Common stock subject to possible redemption, December 31, 2021	209,070,000
Plus:
Remeasurement of carrying value to redemption value	4,113,552
Common stock subject to possible redemption, December 31, 2022	$213,183,552

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

The calculation of diluted income (loss) per share does not consider the effect of the Rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exchange of the Rights is contingent upon the occurrence of future events. The Rights may be exchanged for 2,070,000 shares of common stock in the aggregate. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

		For The Period from
		September 2, 2021
	For the Year Ended	(Inception) Through
	December 31, 2022	December 31, 2021
	Common Stock	Common Stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss) as adjusted	$1,015,702	$(235,380)
Denominator:
Basic and diluted weighted average shares outstanding	26,851,000	9,182,858
Basic and diluted net income (loss) per common share	$0.04	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In June 2016, FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s financial statements.

Besides the above, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted. would have a material effect on the accompanying financial statements.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 1, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Fifth Partners, LLC, an affiliate of the Sponsor, a total of $13,000 per month for general and administrative services including office space, utilities and secretarial support. For the year ended December 31, 2022 and for the period from September 2, 2021 (inception) through December 31, 2021, the Company incurred and paid $156,000 and $13,000 in included in the accounts payable and accrued expenses in the accompanying balance sheets.

Promissory Notes — Related Parties

On September 2, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of September 30, 2022 or the consummation of the Initial Public Offering. As of December 6, 2021, the Company had $135,463 outstanding under the Promissory Note. There was no amount outstanding on the Promissory Note as of December 31, 2022 and 2021 the Promissory Note is no longer available to be drawn upon.

On December 6, 2022, the Company issued a promissory note (the “Note”) in the principal amount of $2,070,000 (the “Extension Payment”) to an affiliate of the Company’s Sponsor (the “Payee”) in connection with the Extension (as defined in Note 1). The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before March 6, 2023 (unless extended to June 6, 2023) or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Payee, the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued will be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

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

In connection with the Merger Agreement on February 13, 2023, the Company has amended EarlyBirdCapital’s fees under the Business Combination Marketing Agreement from (i) 3.5% of the total gross proceeds raised in the initial public offering and (ii) 1% of the total consideration of an initial business combination transaction to a flat cash fee of $2,000,000 (See Note 10).

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 6,151,000 shares of common stock issued and outstanding, excluding 20,700,000 shares subject to redemption, of which an aggregate of 675,000 shares are no longer subject to forfeiture due to the underwriters’ over-allotment option being fully exercised, so that the number of shares of common stock will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Representative Shares and Private Shares).

Holders of record of the Company’s common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. In connection with any vote held to approve the Company’s initial business combination, the insiders, officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to this offering, including both the founder shares and the Private Shares, and any shares acquired in this offering or following this offering in the open market, in favor of the Initial business combination.

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

NOTE 8. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2022 and 2021.

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset
Net operating loss carryforward	$—	$10,390
Organizational costs/Startup expenses	265,273	39,040
Unrealized gain/loss	(91,572)	—
Total deferred tax asset	173,701	49,430
Valuation allowance	(265,273)	(49,430)
Deferred tax asset, net of allowance	$(91,572)	$—

The income tax provision consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$454,473	$—
Deferred	(124,271)	(49,430)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	215,843	49,430
Income tax provision	$546,045	$—

As of December 31, 2022 and 2021, the Company has $0 and $49,477 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from September 2, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $215,843 and $49,430, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in valuation allowance	13.8%	(21.0)%
Income tax provision	34.8%	—%

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

At December 31, 2022, assets held in the Trust Account were comprised of $543,817 in mutual funds and $212,931,355 in U.S. Treasury securities. During the year ended December 31, 2022, the Company withdraw $525,351 of interest income from the Trust Account for tax obligations.

At December 31, 2021, assets held in the Trust Account were comprised of $5,427 in cash and $209,081,449 in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2022 and 2021 are as follows:

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Gain	Fair Value
December 31, 2022	U.S. Treasury Securities (Mature on 3/14/2023)	1	$212,931,355	$6,119	$212,937,474
December 31, 2021	U.S. Treasury Securities (Mature on 6/9/2022)	1	$209,081,449	$13,137	$209,094,586

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 16, 2023, the Company issued a promissory note (the “Working Capital Loan”) in the principal amount of up $800,000 to an affiliate of the Company’s Sponsor (the “Payee”), for working capital. The Working Capital Loan bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before March 6, 2023 (unless extended to June 6, 2023) or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Payee, the unpaid principal amount of the Working Capital Loan may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued will be equal to: (x) the portion of the principal amount of the Working Capital Loan being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

Merger Agreement

On February 13, 2023, the Company (after the Effective Time, “PubCo”) entered into an agreement and plan of merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with ROC Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Drilling Tools International Holdings, Inc., a Delaware corporation (“Drilling Tools”). Pursuant to the terms of the Merger Agreement, a business combination between the Company and Drilling Tools will be effected through the merger of Merger Sub with and into Drilling Tools, with Drilling Tools surviving the merger as a wholly owned subsidiary of PubCo (the “Merger,” and together with the other transactions contemplated by the Merger Agreement and the other agreements contemplated thereby, the “Transactions”). The board of directors of the Company unanimously (i) approved and declared advisable the Merger Agreement and the Transactions and (ii) resolved to recommend the approval and adoption of the Merger Agreement and the Transactions by the stockholders of the Company.

Support Agreements

In connection with the execution of the Merger Agreement, the Sponsor, entered into a support agreement with Drilling Tools and the Company (the “Sponsor Support Agreement”) pursuant to which the Sponsor has agreed to vote all Subject Shares (as therein defined) beneficially owned by it in favor of the Merger. Further, pursuant to the Sponsor Support Agreement, in order to induce Drilling Tools to enter into the Merger Agreement, the Sponsor agrees to forfeit up to 50% of the Founder Shares (as therein defined) to the Company for reissuance to investors in connection with the Equity Financing and (b) to split the remainder of the Founder Shares with Drilling Tools stockholders as set forth in the Sponsor Support Agreement.

Amended and Restated Registration Rights Agreement

In connection with the Transactions, the Company and certain stockholders of each of the Company and Drilling Tools who will receive PubCo Common Stock pursuant to the Merger Agreement have entered into an amended and restated registration rights agreement (“Registration Rights Agreement”), to become effective upon the Closing.

Lock-up Agreement and Arrangements

Prior to the consummation of the Transactions, certain Drilling Tools stockholders, including all existing stockholders of Drilling Tools holding greater than 5% of its share capital, will enter into a lock-up agreement (the “Drilling Tools Stockholder Lock-up Agreement”) with the Company. In addition, the Company and Sponsor intend to undertake an amendment and restatement to the Stock Escrow Agreement, dated December 1, 2021, by and among the Company, Sponsor and the escrow agent named therein (the “Escrow Agreement” and, when amended and restated, the “Amended and Restated Escrow Agreement”) to align Sponsor’s restrictions on transfer with respect to all shares of Common Stock it owns (which will be PubCo Common Stock after the Closing), including the Founder Shares, to those described below. Under the terms of the Drilling Tools Stockholder Lock-up Agreement, and under the terms of the Sponsor lock-up provisions to be contained in the Amended and Restated Escrow Agreement, such Drilling Tools stockholders and Sponsor, will each agree, subject to certain customary exceptions, that during the period that is the earlier of (i) the date that is 180 days following the Closing Date, and (ii) the date specified in a written waiver of the provisions of the Drilling Tools Stockholder Lock-up Agreement duly executed by Sponsor and the Company, not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any Lock-up Shares, enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such Lock-up Shares (whether any of these transactions are to be settled by delivery of any such Lock-up Shares, in cash or otherwise), publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, or engage in any “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Exchange Act, or any type of direct and indirect stock pledges, forward sale contracts, options, puts, calls, swaps and similar arrangements (including on a total return basis), or sales or other transactions through non-US broker dealers or foreign regulated brokers. As used herein, “Lock-up Shares” means, (a) in the case of Drilling Tools Stockholders, those shares of PubCo Common Stock received by such Drilling Tools stockholder (the “Holder”) as merger consideration in the Transactions and beneficially owned by such Drilling Tools Stockholder as specified on the signature block of the Drilling Tools Stockholder Lock-up Agreement, and (b) in the case of Sponsor, the Escrow Shares (as defined in the Escrow Agreement).

Director Nomination Agreement

In connection with the Closing, the Company and the Sponsor will enter into a director nomination agreement (the “Director Nomination Agreement”) pursuant to which PubCo agrees to nominate an individual designated by the Sponsor to serve on the board of directors of the PubCo as a Class III director of PubCo, effective as of immediately after the Effective Time.

The foregoing descriptions of agreements and the transactions and documents contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, Sponsor Support Agreement, Drilling Tools Stockholder Support Agreement, Registration Rights Agreement, Drilling Tools Stockholder Lock-up Agreement and Director Nomination Agreement, copies of which are filed with this Current Report on Form 8-K filed on February 14, 2023.

Second Extension

On March 3, 2023, the Company extended the date by which the Company has to consummate a business combination from March 6, 2023 to June 6, 2023 (the “Second Extension”). The Second Extension is the second of two three-month extensions permitted under the Company’s governing documents. On March 2, 2023, the Company issued a promissory note in the principal amount of $2,070,000 (the “Second Extension Payment”) to an affiliate of the Company’s Sponsor in connection with the Second Extension. In connection with the Second Extension, the Sponsor has notified the Company that the Second Extension Payment (representing $0.10 per public share) was deposited into the Company’s trust account on March 6, 2023.

Amendment to the Business Combination Marketing Agreement

In connection with the Merger Agreement on February 13, 2023, the Company has amended EarlyBirdCapital’s fees under the Business Combination Marketing Agreement (See Note 6).

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 1, 2021, by and between the Company and EarlyBirdCapital, Inc., as representative of the several underwriters. (3)
1.2	Business Combination Marketing Agreement, dated December 1, 2021, by and between the Company and EarlyBirdCapital, Inc. (3)
2.1	Agreement and Plan of Merger, dated February 13, 2023, by and among the Company, ROC Merger Sub, Inc. and Drilling Tools International (7)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Rights Certificate. (2)
4.4	Rights Agreement, dated December 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (5)
4.5	Description of Registered Securities. (4)
10.1	Letter Agreement, dated December 1, 2021, by and among the Company, its officers, its directors, and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated December 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Stock Escrow Agreement, dated December 1, 2021, by and between the Company, the Sponsor and Continental Stock Transfer & Trust Company, as escrow agent. (3)
10.4	Registration Rights Agreement, dated December 1, 2021, by and among the Company and certain security holders. (3)
10.5	Securities Subscription Agreement, dated as of September 2, 2021 between the Registrant and ROC Energy Holdings, LLC. (1)
10.6	Form of Indemnity Agreement. (2)
10.7	Administrative Support Agreement, dated December 1, 2021, by and between the Company and Fifth Partners, LLC. (3)
10.8	Private Placement Units Purchase Agreement, dated December 1, 2021, by and between the Company and the Sponsor. (3)
10.9	Promissory Note, dated September 2, 2021, issued to ROC Energy Holdings, LLC. (1)
10.10	Promissory Note, dated December 6, 2022, issued to FP SPAC 2, LLC, a Delaware limited liability company. (5)
10.11	Promissory Note, dated January 16, 2023, issued to FP SPAC 2, LLC, a Delaware limited liability company. (6)
10.12	Promissory Note, dated March 2, 2023, issued to FP SPAC 2, LLC, a Delaware limited liability company. (10)
10.13	Sponsor Support Agreement, dated February 13, 2023, by and among the Company, ROC Energy Holdings, LLC and Drilling Tools International Holdings, Inc. (7)
10.14

Company Stockholder Support Agreement, dated February 13, 2023, by and among the Company, Drilling Tools International Holdings, Inc., and certain stockholders of Drilling Tools International Holdings, Inc. (7)

10.15

Amended and Restated Registration Rights Agreement, dated February 13, 2023, by and among the Company, certain stockholders of the Company, and certain stockholders of Drilling Tools International Holdings, Inc. (7)

10.16	Form of Company Stockholder Lock-up Agreement. (8)
10.17	Form of Director Nomination Agreement. (9)
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on November 9, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 15, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 7, 2021.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2022.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2023.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2023.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2023 (included in Exhibit G of Exhibit 2.1 thereto).
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2023 (included in Exhibit F of Exhibit 2.1 thereto).
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2023	ROC ENERGY ACQUISITION CORP.

	By:	/s/ Daniel Jeffery Kimes
	Name:	Daniel Jeffrey Kimes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Jeffery Kimes	Chief Executive Officer	March 20, 2023
Daniel Jeffrey Kimes	(Principal Executive Officer)

/s/ Joseph Drysdale	Chairman of the Board	March 20, 2023
Joseph Drysdale

/s/ Rosemarie Cicalese	Chief Financial Officer	March 20, 2023
Rosemarie Cicalese	(Principal Financial and Accounting Officer)

/s/ Brian Minnehan	Director	March 20, 2023
Brian Minnehan

/s/ Alberto Pontonio	Director	March 20, 2023
Alberto Pontonio

/s/ Lee Canaan	Director	March 20, 2023
Lee Canaan

/s/ Win Graham	Director	March 20, 2023
Win Graham

/s/ Joseph Colonnetta	Director	March 20, 2023
Joseph Colonnetta