Form 10-Q
period 2023-03-31
ROC Energy Acquisition Corp.
filed 2023-05-22
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 22, 2023, there were 26,851,000 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

ROC ENERGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ROC ENERGY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$7,481	$207,915
Prepaid insurance	127,368	170,503
Prepaid income taxes	—	4,527
Total Current Assets	134,849	382,945

Cash and marketable securities held in Trust Account	217,776,175	213,475,172
TOTAL ASSETS	$217,911,024	$213,858,117

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,078,927	$482,828
Income taxes payable	545,056	—
Working Capital Loan	120,000	—
Promissory note – related party	4,140,000	2,070,000
Deferred tax liability	—	91,572
Total Liabilities	6,883,983	2,644,400

Commitments and contingencies

Common stock subject to possible redemption; 20,700,000 shares at $10.48 and $10.30 per share redemption value at March 31, 2023 and December 31, 2022, respectively	216,976,544	213,183,552

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,151,000 shares issued and outstanding (excluding 20,700,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	615	615
Additional paid-in capital	—	—
Accumulated deficit	(5,950,118)	(1,970,450)
Total Stockholders' Deficit	(5,949,503)	(1,969,835)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS' DEFICIT	$217,911,024	$213,858,117

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROC ENERGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
General and administrative expenses	$1,959,668	$289,327
Loss from operations	(1,959,668)	(289,327)

Other income:
Interest earned on investments held in Trust Account	2,231,003	63,213
Other income	2,231,003	63,213

Income (loss) before provision for income taxes	271,335	(226,114)
Provision for income taxes	(458,011)	—
Net loss	$(186,676)	$(226,114)

Weighted average shares outstanding common stock, basic and diluted	26,851,000	26,851,000
Basic and diluted net loss per common stock	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROC ENERGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	6,151,000	$615	$—	$(1,970,450)	$(1,969,835)

Accretion of Common stock subject to redemption	—	—	—	(3,792,992)	(3,792,992)

Net loss	—	—	—	(186,676)	(186,676)

Balance - March 31, 2023 (unaudited)	6,151,000	$615	$—	$(5,950,118)	$(5,949,503)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022	6,151,000	$615	$1,362,780	$(235,380)	$1,128,015

Net loss	—	—	—	(226,114)	(226,114)

Balance - March 31, 2022 (unaudited)	6,151,000	$615	$1,362,780	$(461,494)	$901,901

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROC ENERGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(186,676)	$(226,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(2,231,003)	(63,213)
Changes in operating assets and liabilities:
Prepaid expenses	43,135	(489,137)
Prepaid income taxes	4,527	—
Accounts payable and accrued expenses	1,596,099	(13,793)
Deferred tax liability	(91,572)	—
Income taxes payable	545,056	—
Net cash used in operating activities	(320,434)	(792,257)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(2,070,000)	—
Net cash used in investing activities	(2,070,000)	—
Cash Flows from Financing Activities:
Payment of offering costs	—	(11,300)
Proceeds from promissory note	120,000	—
Proceeds from promissory note – related party	2,070,000	—
Net cash provided by financing activities	2,190,000	(11,300)

Net Change in Cash	(200,434)	(803,557)
Cash – Beginning of Period	207,915	1,361,137
Cash – End of period	$7,481	$557,580

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ROC Energy Acquisition Corp. is a newly incorporated blank check company incorporated as a Delaware corporation on September 2, 2021. The ROC Energy Acquisition Corp. was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more target businesses (the “Business Combination”).

ROC Energy Acquisition Corp. has a wholly owned subsidiary. ROC Merger Sub, Inc (“Merger Sub”), a Delaware corporation, which was formed on January 17, 2023. ROC Energy Acquisition Corp. and its subsidiary are collectively referred to as “the Company”.

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from September 2, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On February 13, 2023, the Company entered into an agreement and plan of merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with Merger Sub, and Drilling Tools International Holdings, Inc., a Delaware corporation (“Drilling Tools”).

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of the Business Combination and after payment of underwriters’ fees and commissions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Private Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

The Company will have until June 6, 2023 (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until June 6, 2023, to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 6, 2023. Management intends to consummate a business combination prior to June 6, 2023.

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 21, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC 320, “Investments – Debt and Equity Securities” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

future events. Accordingly, at March 31, 2023 and December 31, 2022, the Public Shares are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit. This method would view the end of the reporting period as if it were also the redemption date for the security.

At March 31, 2023 and December 31, 2022, the common stock subject to possible redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Common stock subject to possible redemption as of December 31, 2021	$209,070,000
Plus:
Remeasurement of carrying value to redemption value	4,113,552
Common stock subject to possible redemption as of December 31, 2022	213,183,552
Plus:
Remeasurement of carrying value to redemption value	3,792,992
Common stock subject to possible redemption as of March 31, 2023	$216,976,544

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

The calculation of diluted loss per share does not consider the effect of the Rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exchange of the Rights is contingent upon the occurrence of future events. The Rights may be exchanged for 2,070,000 shares of common stock in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended
	March 31,
	2023	2022
	Common Stock	Common Stock
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(186,676)	$(226,114)
Denominator:
Basic and diluted weighted average shares outstanding	26,851,000	26,851,000

Basic and diluted net loss per common stock	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In June 2016, FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its condensed consolidated financial statements.

Besides the above, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted. would have a material effect on the accompanying condensed consolidated financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 715,000 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $7,150,000, in a private placement. Each Private Placement Unit consists of a share of common stock (“Private Placement Share”) and one right (“Private Placement Right”). Each Private Placement Right entitles the holder thereof to receive one-tenth (1/10) of a share of common stock upon the consummation of a Business Combination. A portion of the proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. On December 9, 2021, the underwriter elected to fully exercise their over-allotment option, resulting in the sale of an additional 81,000 Private Placement Units at a price of $10.00 per Unit. A portion of the proceeds from the sale of the additional Private Placement Units was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units.

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 1, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Fifth Partners, LLC, an affiliate of the Sponsor, a total of $13,000 per month for general and administrative services including office space, utilities and secretarial support. For the three months ended March 31, 2023 and 2022, the Company incurred $39,000 and $39,000 in fees for these services, respectively. As of March 31, 2023 and December 31, 2022, there was $13,000 included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Promissory Notes — Related Parties

On September 2, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of September 30, 2022 or the consummation of the Initial Public Offering. As of December 6, 2021, the Company had $135,463 outstanding under the Promissory Note. There was no amount outstanding on the Promissory Note as of March 31, 2023 and December 31, 2022. The Promissory Note is no longer available to be drawn upon.

On December 6, 2022, the Company issued a promissory note (the “Note”) in the principal amount of $2,070,000 (the “Extension Payment”) to an affiliate of the Company’s Sponsor (the “Payee”) in connection with the Extension (as defined in Note 1). The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before June 6, 2023 or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Payee, the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued will be equal to (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

On March 2, 2023, the Company issued a promissory note in the principal amount of $2,070,000 to an affiliate of the Company’s Sponsor in connection with the Second Extension. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before June 6, 2023 or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Payee, the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued will be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

On March 7, 2023, the Sponsor entered into a letter agreement, where the conversion option was modified to convert the unpaid principal amount of the Notes into that number of shares as prescribed by the subscription agreement terms as described below. The modification

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

was analyzed under ASC 470, “Debt—Debt with Conversion and Other Options.” The convertible note did not require bifurcation both before and after the modification under ASC-815. The change to the conversion option is more representative of a modification of a substantive feature and not an elimination and addition of a substantive conversion feature. As such the modification does not require accounting for as a debt extinguishment.

As of March 31, 2023 and December 31, 2022, the Company has $4,140,000 and $2,070,000 outstanding balance under the Note in relation to extension funds, respectively.

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

On January 16, 2023, the Company issued a promissory note (the “Working Capital Loan”) in the principal amount of up $800,000 to an affiliate of the Company’s Sponsor (the “Payee”), for working capital. The Working Capital Loan bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before March 6, 2023 (unless extended to June 6, 2023) or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Payee, the unpaid principal amount of the Working Capital Loan may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued will be equal to (x) the portion of the principal amount of the Working Capital Loan being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. As of March 31, 2023, the Company has a $120,000 outstanding balance under the Working Capital Loan.

Subscription Agreement

The Company executed a Subscription Agreement (the “Subscription Agreement”) dated March 7, 2023, with the Sponsor and its affiliates (the “Subscribers”), whereby the Subscribers, subscribed for and will purchase, and the Company will issue and sell, at the closing of the Business Combination, 1,485,149 shares of Common Stock for a total consideration $15,000,000. The Subscribers are entitled to up to an additional 2,347,419 shares of Common Stock if the share price falls below $10.10.

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war in Ukraine could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Registration Rights

Pursuant to a registration rights agreement entered into on December 1, 2021, the holders of the Founder Shares, Representative Shares, Placement Units (including securities contained therein) and Units (including securities contained therein) that may be issued upon conversion of Working Capital Loans and loans that may be made by the Sponsor or its designee in connection with the extension of the Combination Period are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the 5-year period beginning on the effective date of the registration statement of which the Initial Public Offering forms a part. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Units or shares issued in payment of working capital loans made to the Company can elect to exercise these registration rights at any time after it consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of initial Business Combination provided, however, that the underwriters may participate in a “piggy-back” registration only during the 7-year period beginning on the effective date of the registration statement of which the Initial Public Offering forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Representative Shares

The Company had issued to EarlyBirdCapital, underwriter, 180,000 representative founder (the “Representative Shares”) shares for nominal consideration, subsequently paid in October 2021. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until 30 days after the completion of the Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which the Initial Public Offering forms a part pursuant to Rule 5110I(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

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

Merger Agreement

On February 13, 2023, the Company (after the Effective Time, “PubCo”) entered into the Merger Agreement with Merger Sub, and Drilling Tools. Pursuant to the terms of the Merger Agreement, a business combination between the Company and Drilling Tools will be effected through the merger of Merger Sub with and into Drilling Tools, with Drilling Tools surviving the merger as a wholly owned subsidiary of PubCo (the “Merger,” and together with the other transactions contemplated by the Merger Agreement and the other agreements contemplated thereby, the “Transactions”). The board of directors of the Company unanimously (i) approved and declared

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

advisable the Merger Agreement and the Transactions and (ii) resolved to recommend the approval and adoption of the Merger Agreement and the Transactions by the stockholders of the Company.

The material terms and conditions of the Merger Agreement and the related ancillary agreements, including those briefly explained below, were previously disclosed in the Company’s Current Report on Form 8-K filed by the Company with the SEC on February 14, 2023.

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Registration Statement on Form S-4

The Company initially filed a Registration Statement on Form S-4, as amended, with the SEC on February 14, 2023 along with subsequent amendments on April 3, 2023, April 24, 2023, May 8, 2023, and May 11, 2023, in connection with the registration under the Securities Act of the shares of the Company’s common stock to be issued under the Merger Agreement as the Merger Consideration. This Registration Statement was declared effective by the SEC on May 12, 2023.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 6,151,000 shares of common stock issued and outstanding, excluding 20,700,000 shares subject to redemption, of which an aggregate of 675,000 shares are no longer subject to forfeiture due to the underwriters’ over-allotment option being fully exercised, so that the number of shares of common stock will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Representative Shares and Private Shares).

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

ROC ENERGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investmens - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2023, assets held in the Trust Account were comprised of $217,776,175 in mutual funds. During the three months ended March 31, 2023, the Company had no withdrawal of interest income from the Trust Account to pay franchise and income taxes.

At December 31, 2022, assets held in the Trust Account were comprised of $543,817 in mutual funds and $212,931,355 in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2023 and December 31, 2022 are as follows:

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Gain	Fair Value
March 31, 2023	Mutual Funds	1	$217,776,175	$—	$217,776,175
December 31, 2022	U.S. Treasury Securities (Mature on 3/14/2023)	1	$212,931,355	$6,119	$212,937,474

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 3, 2023, April 24, 2023, May 8, 2023 and May 11, 2023, the Company filed amendments to its Registration Statement on Form S-4. The Registration Statement was declared effective by the SEC on May 12, 2023.

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

Results of Operations

We have neither engaged in any operations (other than searching for an initial Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from September 2, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest earned on investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $186,676, which consists of general and administrative expenses of $1,959,668 and provision for income taxes of $458,011, offset by interest earned on investments held in the Trust Account of $2,231,003.

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

For the three months ended March 31, 2023, cash used in operating activities was $320,434. Net loss of $186,676 was affected by interest earned on investments held in the Trust Account of $2,231,003 and changes in operating assets and liabilities, which provided $2,097,245 of cash from operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $792,257. Net loss of $226,114 was affected by interest earned on investments held in the Trust Account of $63,213 and changes in operating assets and liabilities, which used $502,930 of cash from operating activities.

As of March 31, 2023, we had cash and investments held in the Trust Account of $217,776,175. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the period ended March 31, 2023, we had no withdrawal of interest income from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had $7,481 of cash held outside of the Trust Account. We intend to use the funds held outside the trust account primarily perform business due diligence on Drilling Tools, travel to and from the offices, plants or similar locations of Drilling Tools or their representatives or owners, review corporate documents and material agreements of, and structure, negotiate and complete an initial business combination with Drilling Tools.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 6, 2023, eighteen months from the closing of its Initial Public Offering, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through the Company’s liquidation date or one year from the issuance of these financial statements. If a Business Combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 6, 2023. There can be no assurance that the Company will be able to consummate any Business Combination by June 6, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the public shares are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART I - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus dated December 1, 2021, (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 21, 2023, (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, June 30, 2022 and September as filed with the SEC on May 16, 2022, August 12, 2022 and March 21, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our funds held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Form of Subscription Agreement (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1) Incorporated by reference to Exhibit 10.13 to the Company’s Proxy Statement / Prospectus / Consent Solicitation on Form S-4 (File No. 333-269763) filed with the SEC on April 21, 2023.

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROC ENERGY ACQUISITION CORP.

Date: May 22, 2023	By:	/s/ Daniel Jeffrey Kimes
	Name:	Daniel Jeffrey Kimes
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Rosemarie Cicalese
	Name:	Rosemarie Cicalese
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)