Form 10-Q
period 2023-06-30
Drilling Tools International Corp
filed 2023-08-14
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-41103

DRILLING TOOLS INTERNATIONAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2488708
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3701 Briarpark Drive Suite 150 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 742-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	DTI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 14, 2023, the registrant had 29,768,568 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report may constitute "forward-looking statements" for purposes of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward‑looking. Forward-looking statements in this Report may include, for example, statements about:

•
the demand for our products and services, which is influenced by the general level activity in the oil and gas industry;
•
our ability to retain our customers, particularly those that contribute to a large portion of our revenue;
•
our ability to remain the sole North American distributor of the Drill-N-Ream;
•
our ability to employ and retain a sufficient number of skilled and qualified workers, including our key personnel;
•
the impact of our status as an emerging growth company and smaller reporting company;
•
our ability to source tools at reasonable cost;
•
our customers’ ability to obtain required permits or authorizations from applicable governmental agencies and other third parties;
•
our ability to market our services in a competitive industry;
•
our ability to execute, integrate and realize the benefits of acquisitions, and manage the resulting growth of our business;
•
our ability to obtain new technology that may become prevalent in the oilfield services industry;
•
potential liability for claims arising from damage or harm caused by the operation of our tools, or otherwise arising from the dangerous activities that are inherent in the oil and gas industry;
•
the impact of the COVID-19 pandemic;
•
application of oilfield anti-indemnity limitations enacted by certain states;
•
our ability to obtain additional capital;
•
the impact of restrictive covenants in the Credit Facility Agreement;
•
the impact of indebtedness incurred to execute our long-term growth strategy;
•
potential political, regulatory, economic and social disruptions in the countries in which we conduct business, including changes in tax laws or tax rates;
•
our dependence on our information technology systems, in particular Customer Order Management Portal and Support System, for the efficient operation of our business;

•
the impact of a change in relevant accounting principles, enforcement of existing or new regulations, and changes in policies, rules, regulations, and interpretations of accounting and financial reporting requirements;
•
the impact of adverse and unusual weather conditions on our operations;
•
our ability to comply with applicable laws, regulations and rules, including those related to the environment, greenhouse gases and climate change;
•
our ability to protect our intellectual property rights or trade secrets;
•
our ability to maintain an effective system of disclosure controls and internal control over financial reporting;
•
the potential for volatility in the market price of the DTIC Common Stock;
•
the impact of increased legal, accounting, administrative and other costs incurred as a public company, including the impact of possible shareholder litigation;
•
the potential for issuance of additional shares of DTIC Common Stock or other equity securities;
•
our ability to maintain the listing of the DTIC Common Stock on Nasdaq;
•
the impact of industry or securities analysts changing their recommendation, or failing to cover, the DTIC Common Stock;
•
the impact of our status as a “controlled company;” and
•
other risks and uncertainties described in this Report, including those under Part II, Item 1A. “Risk Factors.”

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Report under Part II, Item 1A. “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

The forward-looking statements made by us in this Report speak only as of the date of this Report. Except to the extent required under the federal securities laws and rules and regulations of the SEC, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share data)	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$7,156	$2,352
Accounts receivable, net	30,357	28,998
Inventories, net	5,929	3,281
Prepaid expenses and other current assets	6,804	4,381
Investments - equity securities, at fair value	1,530	1,143
Total current assets	51,776	40,155
Property, plant and equipment, net	64,450	44,154
Operating lease right-of-use asset	20,397	20,037
Intangible assets, net	239	263
Deferred financing costs, net	472	226
Deposits and other long-term assets	963	383
Total assets	$138,297	$105,218
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$19,530	$7,281
Accrued expenses and other current liabilities	12,629	7,299
Current portion of operating lease liabilities	3,836	3,311
Revolving line of credit	—	18,349
Total current liabilities	35,995	36,240
Operating lease liabilities, less current portion	16,622	16,691
Deferred tax liabilities, net	5,193	3,185
Total liabilities	57,810	56,116
Commitments and contingencies (See Note 14)
Redeemable convertible preferred stock
Series A redeemable convertible preferred stock*, par value $0.01; nil shares and 30,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; nil shares and 6,719,641 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	17,878

Shareholders' equity
Common stock*, par value $0.0001; 500,000,000 shares and 65,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 29,768,568 shares and 11,951,137 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3	1
Preferred stock, par value $0.0001; 10,000,000 and nil shares authorized at June 30, 2023 and December 31, 2022, respectively; nil shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	95,218	52,388
Accumulated deficit	(14,416)	(21,054)
Less treasury stock, at cost; nil shares at June 30, 2023 and December 31, 2022	—	—
Accumulated other comprehensive loss	(318)	(111)
Total shareholders' equity	80,487	31,224
Total liabilities, redeemable convertible preferred stock and shareholders' equity	$138,297	$105,218

* Shares of legacy redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenue, net:
Tool rental	$29,002	$23,024	$61,278	$43,440
Product sale	8,906	7,348	17,429	12,909
Total revenue, net	37,908	30,372	78,707	56,349
Operating costs and expenses:
Cost of tool rental revenue	7,692	6,678	15,829	12,992
Cost of product sale revenue	1,157	1,262	2,460	2,413
Selling, general, and administrative expense	17,718	9,498	34,447	21,732
Depreciation and amortization expense	4,717	4,886	9,732	9,962
Total operating costs and expenses	31,284	22,324	62,468	47,099
Operating income	6,624	8,048	16,239	9,250
Other (expense) income:
Interest income (expense), net	(348)	(213)	(922)	4
Gain (loss) on sale of property	(1)	-	68	5
Unrealized gain (loss) on equity securities	420	(87)	387	323
Other expense, net	(4,382)	(23)	(6,035)	(95)
Total other (expense) income, net	(4,311)	(323)	(6,502)	237
Income before income tax (expense) benefit	2,313	7,725	9,737	9,487
Income tax expense	(1,376)	(1,791)	(3,099)	(2,220)
Net income	$937	$5,934	$6,638	$7,267
Accumulated dividends on redeemable convertible preferred stock	—	295	314	589
Net income available to common shareholders	$937	$5,639	$6,324	$6,678
Basic earnings per share	$0.07	$0.47	$0.49	$0.56
Diluted earnings per share	$0.05	$0.30	$0.33	$0.37
Basic weighted-average common shares outstanding	13,910,670	11,951,123	12,936,310	11,951,123
Diluted weighted-average common shares outstanding	20,746,976	19,677,493	20,217,648	19,677,493
Comprehensive income:
Net income	$937	$5,934	$6,638	$7,267
Foreign currency translation adjustment, net of tax	(207)	13	(207)	(62)
Net comprehensive income	$730	$5,947	$6,431	$7,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, December 31, 2021	20,370,377	$16,689	53,175,028	$532	(811,156)	$(933)	$53,979	$(42,134)	$(284)	$11,160
Retroactive application of Merger	(13,650,736)	-	(41,223,891)	(531)	811,156	933	(402)	-	-	-
Adjusted Balances, beginning of period*	6,719,641	16,689	11,951,137	1	—	—	53,577	(42,134)	(284)	11,160
Accretion of redeemable convertible preferred stock to redemption value	-	294	-	-	-	-	(294)	-	-	(294)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	-	-	(75)	(75)
Net income	-	-	-	-	-	-	-	1,333	-	1,333
BALANCE, March 31, 2022	6,719,641	$16,983	11,951,137	$1	—	$—	$53,283	$(40,801)	$(359)	$12,124
Accretion of redeemable convertible preferred stock to redemption value	-	295	-	-	-	-	(295)	-	-	(295)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	-	-	13	13
Net income	-	-	-	-	-	-	-	5,934	-	5,934
BALANCE, June 30, 2022	6,719,641	$17,278	11,951,137	$1	—	$—	$52,988	$(34,867)	$(346)	$17,776

* Shares of legacy redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, December 31, 2022	20,370,377	$17,878	53,175,028	$532	(811,156)	$(933)	$52,790	$(21,054)	$(111)	$31,224
Retroactive application of Merger	(13,650,736)	-	(41,223,891)	(531)	811,156	933	(402)	-	-	-
Adjusted Balances, beginning of period*	6,719,641	17,878	11,951,137	1	-	-	52,388	(21,054)	(111)	31,224
Accretion of redeemable convertible preferred stock to redemption value	-	314	-	-	-	-	(314)	-	-	(314)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	5,701	-	5,701
BALANCE, March 31, 2023	6,719,641	$18,192	11,951,137	$1	—	$—	$52,074	$(15,353)	$(111)	$36,611
Net exercise of DTIH stockholders stock options (Note 2)	-	-	36,163	-	-	-	-	-	-	-
Exchange of DTIH redeemable convertible preferred stock for DTIC Common Stock (Note 2)	(6,719,641)	(18,192)	6,719,641	1	-	-	7,192	-	-	7,193
Issuance of DTIC Common Stock to former holders of DTIH redeemable convertible preferred stock in connection with Exchange Agreements (Note 2)	-	-	2,042,181	-	-	-	10,805	-	-	10,805
Merger, net of redemptions and transaction costs (Note 2)	-	-	5,711,721	1	-	-	(8,839)	-	-	(8,838)
Issuance of DTIC Common Stock in connection with the consummation of the PIPE Financing (Note 2)	-	-	2,970,296	-	-	-	30,000	-	-	30,000
Stock-based compensation			337,429				3,986			3,986
Foreign currency translation adjustment, net of tax	-	-	-	-		-	-	-	(207)	(207)
Net income	-	-	-	-	-	-	-	937	-	937
BALANCE, June 30, 2023	—	$—	29,768,568	$3	—	$—	$95,218	$(14,416)	$(318)	$80,487

* Shares of legacy redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$6,638	$7,267
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,732	9,962
Amortization of deferred financing costs	37	69
Amortization of debt discount	-	35
Non-cash lease expense	2,275	2,395
Provision for excess and obsolete inventory	19	2
Provision for excess and obsolete property and equipment	238	272
Bad debt expense	418	140
Deferred tax expense	2,008	1,737
Gain on sale of property	(68)	(5)
Unrealized gain on equity securities	(387)	(323)
Unrealized (gain) loss on interest rate swap	91	(998)
Gross profit from sale of lost-in-hole equipment	(9,146)	(6,432)
Stock-based compensation expense	3,986	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,777)	(6,041)
Prepaid expenses and other current assets	(1,531)	(1,748)
Inventories, net	1,409	(543)
Operating lease liabilities	(2,179)	(2,407)
Accounts payable	1,982	(2,514)
Accrued expenses and other current liabilities	316	1,310
Net cash flows from operating activities	14,061	2,178
Cash flows from investing activities:
Proceeds from sale of property and equipment	126	80
Purchase of property, plant and equipment	(24,617)	(9,169)
Proceeds from sale of lost-in-hole equipment	11,103	8,983
Net cash from investing activities	(13,388)	(106)
Cash flows from financing activities:
Proceeds from Merger and PIPE Financing, net of transaction costs	23,162	—
Payment of deferred financing costs	(281)	—
Proceeds from revolving line of credit	71,646	49,659
Payments on revolving line of credit	(89,995)	(51,494)
Payments to capital leases	—	(10)
Payments to holders of DTIH redeemable convertible preferred stock in connection with retiring their DTI stock upon the Merger	(194)	—
Net cash from financing activities	4,338	(1,845)
Effect of Changes in Foreign Exchange Rate	(207)	(62)
Net Change in Cash	4,804	165
Cash at Beginning of Year	2,352	52
Cash at End of Year	$7,156	$217
Supplemental cash flow information:
Cash paid for interest	$851	$514
Cash paid for income taxes	$2,139	$1,203
Non-cash investing and financing activities:
ROU assets obtained in exchange for lease liabilities	$2,635	$399
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	$4,076	$860
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$7,640	$451
Non-cash directors and officers insurance	$1,472	$—
Non-cash Merger financing	$2,000	$—
Exchange of DTIH redeemable convertible preferred stock for DTIC Common Stock in connection with Merger	$7,193	$—
Issuance of DTIC Common Stock to former holders of DTIH redeemable convertible preferred stock in connection with Exchange Agreements	$10,805	$—
Deferred financing fees included in accounts payable	$2	$—
Accretion of redeemable convertible preferred stock to redemption value	$314	$589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Drilling Tools International Corporation, a Delaware corporation ("DTIC" or the "Company") manufactures, rents, inspects, and refurbishes downhole drilling tools primarily to companies in the oil and natural gas industry for bottom hole assemblies used in onshore and offshore horizontal and directional drilling.

On June 20, 2023 (the "Closing Date"), a merger transaction between Drilling Tools International Holdings, Inc. ("DTIH"), ROC Energy Acquisition Corp ("ROC"), and ROC Merger Sub, Inc., a directly, wholly owned subsidiary of ROC ("Merger Sub"), was completed (the "Merger", see Note 2) pursuant to the initial merger agreement dated February 13, 2023 and subsequent amendment to the merger agreement dated June 5, 2023 collectively, (the "Merger Agreement"). In connection with the closing of the Merger, ROC changed its name to Drilling Tools International Corporation. The common stock of DTIC ("DTIC Common Stock" or the "Company's Common Stock") commenced trading on the Nasdaq Stock Market LLC ("Nasdaq") under the symbol "DTI" on June 21, 2023.

The Company’s United States (“U.S.”) operations have locations in Texas, California, Louisiana, Oklahoma, Pennsylvania, North Dakota, New Mexico, Utah, and Wyoming. The Company’s international operations are located in Canada. Operations outside the U.S. are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws and possible limitations on foreign investment. The Company does not engage in hedging activities to mitigate its exposure to fluctuations in foreign currency exchange rates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as set forth by the Financial Accounting Standards Board ("FASB") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). References to US GAAP issued by the FASB in these notes to the accompanying unaudited condensed consolidated financial statements are to the FASB Accounting Standards Codifications (“ASC”) and Accounting Standards Update (“ASUs”).

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with U.S. GAAP and, in the opinion of the Company, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2023, and its results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The condensed consolidated balance sheet at December 31, 2022, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

COVID-19 Related Credits and Relief

As a response to the COVID-19 outbreak, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided an Employee Retention Credit (“ERC”) which is a refundable tax credit against certain employment taxes equal to 50% of qualified wages paid, up to $10 thousand per employee annually for wages paid. Additional relief provisions were passed by the United States government, which extended and expanded the qualified wage caps on these credits to 70% of qualified wages paid, up to $10 thousand per employee per quarter, through September 30, 2021. In November 2021, the Infrastructure Investment and Jobs Act was signed into law and ended the employee retention credit early, making wages paid after December 31, 2021, ineligible for the credit.

ERC benefits of $4.3 million were included in selling, general, administrative expense as an offset to the related compensation expenses in the unaudited condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2022. ERC benefits receivable of nil and $2.1 million were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively. The Company received all ERC benefits receivables in January 2023, resulting in the ERC benefits receivable balance to be nil for the three and six months ended June 30, 2023.

Laws and regulations concerning government programs, including the ERC, are complex and subject to varying interpretations. Claims made under these programs may also be subject to retroactive audit and review. While the Company does not believe there is a basis for estimation of an audit or recapture risk at this time, there can be no assurance that regulatory authorities will not challenge the Company’s claim to the ERC in a future period.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time the Company is no longer considered to be an emerging growth company. At times, the Company may elect to early adopt a new or revised standard. As such, the Company’s financial statements may not be comparable to companies that comply with public company effective dates.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes as of the date of the unaudited condensed consolidated financial statements. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. In the current macroeconomic and business environment affected by the Russia-Ukraine conflict and inflationary pressures, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

Foreign Currency Translation and Transactions

The Company has determined that the functional and reporting currency for its operations across the globe is the functional currency of the Company’s international subsidiaries. Accordingly, all foreign balance sheet accounts have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the unaudited condensed consolidated statements of income and comprehensive income have been translated at the average rates for the year of the reporting period. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the unaudited condensed consolidated statements of income and comprehensive income. For the three and six months ended June 30, 2023, the aggregate foreign currency translation included in the unaudited condensed consolidated statements of income and comprehensive income totaled approximately $0.2 million and $0.2 million in losses, respectively. For the three and six months ended June 30, 2022, the aggregate foreign currency translation included in the unaudited condensed consolidated statements of income and comprehensive income totaled $13 thousand in gains and $0.1 million in losses, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Topic 842 (which addresses lease accounting) and Topic 606 (which addresses revenue from contracts with customers). The Company derives its revenue from two revenue types, tool rental services and product sales.

Tool Rental Services

Tool rental services consist of rental services, inspection services, and repair services. Tool rental services are accounted for under Topic 842.

Owned tool rentals represent the most significant revenue type and are governed by the Company’s standard rental contract. The Company accounts for such rentals as operating leases. The lease terms are included in the contracts, and the determination of whether the Company’s contracts contain leases generally does not require significant assumptions or judgments. The Company’s lease revenues do not include material amounts of variable payments. Owned tool rentals represent revenue from renting tools that the Company owns. The Company does not generally provide an option for the lessee to purchase the rented equipment at the end of the lease.

The Company recognizes revenues from renting tools on a straight-line basis. The Company’s rental contract periods are daily, monthly, per well, or based on footage. As part of this straight-line methodology, when the equipment is returned, the Company recognizes as incremental revenue the excess, if any, between the amount the customer is contractually required to pay, which is based on the rental contract period applicable to the actual number of days the drilling tool was out on rent, over the cumulative amount of revenue recognized to date. In any given accounting period, the Company will have customers return the drilling tool and be contractually required to pay the Company more than the cumulative amount of revenue recognized to date under the straight-line methodology.

The Company records the amounts billed to customers in excess of recognizable revenue as deferred revenue on its condensed consolidated balance sheet.

As noted above, the Company is unsure of when the customer will return rented drilling tools. As such, the Company does not know how much the customer will owe the Company upon return of the tool and cannot provide a maturity analysis of future lease payments. The Company’s drilling tools are generally rented for short periods of time (significantly less than a year). Lessees do not provide residual value guarantees on rented equipment.

The Company expects to derive significant future benefits from its drilling tools following the end of the rental term. The Company’s rentals are generally short-term in nature, and its tools are typically rented for the majority of the time that the Company owns them.

Product Sales

Product sales consist of charges for rented tools that are damaged beyond repair, charges for lost-in-hole, and charges for lost-in-transit while in the care, custody or control of the Company’s customers, and other charges for made to order product sales. Product sales are accounted for under Topic 606.

Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for its arrangements with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the revenue standard. The transaction price is measured as consideration specified in a contract with a customer and excludes any sales incentives and taxes or other amounts collected on behalf of third parties. As each of the Company’s contracts with customers contain a single performance obligation to provide a product sale, the Company does not have any performance obligations requiring allocation of transaction prices.

The performance obligation for made to order product sales is satisfied and revenue is recognized at a point in time when control of the asset transfers to the customer, which typically occurs upon delivery of the product or when the product is made available to the customer for pickup at the Company’s shipping dock. Additionally, pursuant to the contractual terms with the Company’s customers, the customer must notify the Company of, and purchase from the Company, any rented tools that are damaged beyond repair, lost-in-hole, or lost-in-transit while in the care, custody or control of the Company’s customers. Revenue is recognized for these products at a point in time upon the customer’s notification to the Company of the occurrence of one of these noted events.

The Company does not have any revenue expected to be recognized in the future related to remaining performance obligations or contracts with variable consideration related to undelivered performance obligations. There was no revenue recognized in the current period from performance obligations satisfied in previous periods.

Revenue per geographic location

Revenue generated was concentrated within the United States. For the three and six months ended June 30, 2023, the revenue generated within the United States was $35.1 million and $71.6 million, respectively, or 92% and 91% of total revenues, respectively. For the three and six months ended June 30, 2023, the revenue generated outside of the United States, in Canada, was $2.9 million and $7.1 million, respectively, or 8% and 9% of total revenues, respectively. For the three and six months ended June 30, 2022, the revenue generated within the United States was $28.0 million and $51.5 million, respectively, or 92% and 91% of total revenues, respectively. For the three and six months ended June 30, 2022, the revenue generated outside of the United States, in Canada, was $2.4 million and $4.8 million, respectively, or 8% and 9% of total revenues, respectively.

Contract Assets and Contract Liabilities

Contract assets represent the Company’s rights to consideration for work completed but not billed. As of June 30, 2023 and December 31, 2022, the Company had contract assets of $4.1 million and $4.8 million, respectively. Contract assets were recorded in accounts receivable, net in the accompanying condensed consolidated balance sheets.

Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of June 30, 2023 and December 31, 2022, the Company did not have any material contract liabilities. All deferred revenue were expected to be recognized during the following 12 months, and they were recorded in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Accounts Receivable, net

The Company’s accounts receivable consists principally of uncollateralized amounts billed to customers. These receivables are generally due within 30 to 60 days of the period in which the corresponding sales or rentals occur and do not bear interest. They are recorded at net realizable value less an allowance for doubtful accounts and are classified as account receivable, net on the condensed consolidated balance sheets.

Allowance for Doubtful Accounts

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses, on December 31, 2022, which was retroactively applied as of the first day of fiscal year 2022, as further described within the section below titled Recently Adopted Accounting Pronouncements. This accounting standard requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Prior to the adoption of this accounting standard, the Company recorded incurred loss reserves against receivable balances based on current and historical information.

Expected credit losses for uncollectible receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions considered include predefined aging criteria, as well as specified events that indicate the balance due is not collectible. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses.

The Company is not party to any off-balance sheet arrangements that would require an allowance for credit losses in accordance with this accounting standard.

As of June 30, 2023 and December 31, 2022, the allowance for doubtful accounts totaled $1.8 million and $1.5 million, respectively.

Inventories, net

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the specific identification method. Inventory that is obsolete or in excess of forecasted usage is written down to its net realizable value based on assumptions regarding future demand and market conditions. Inventory write-downs are charged to operating costs and establish a new cost basis for the inventory. Inventory includes raw material and finished goods.

Property, Plant and Equipment, net

Property, plant and equipment purchased by the Company are recorded at cost less accumulated depreciation. Depreciation is recorded using the straight-line method based on the estimated useful lives of the depreciable property or, for leasehold improvements, the remaining term of the lease, whichever is shorter. Assets not yet placed in use are not depreciated.

Property, plant and equipment acquired as part of a business acquisition is recorded at acquisition date fair value with subsequent additions at cost.

The cost of refurbishments and renewals are capitalized when the value of the property, plant or equipment is enhanced for an extended period. Expenditures to maintain and repair property, plant and equipment, which do not improve or extend the life of the related assets, are charged to operations when incurred. When property, plant and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

Leases

The Company adopted ASC 842, Leases (“ASC 842”) as of January 1, 2022 using the modified retrospective transition approach, with no restatement of prior periods or cumulative adjustments to retained earnings. Upon adoption, the Company elected the package of transition practical expedients, which allowed it to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company elected the use-of-hindsight to reassess lease term. The Company elected not to recognize leases with an initial term of 12 months or less within the condensed consolidated balance sheets and to recognize those lease payments on a straight-line basis in the unaudited condensed consolidated statements of income and comprehensive income over the lease term. The new lease accounting standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the practical expedient to not separate lease and non-lease components for all leases.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the condensed consolidated balance sheets. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from a lease. ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. Operating lease ROU assets also include the impact of any lease incentives. An amendment to a lease is assessed to determine if it represents a lease modification or a separate contract. Lease modifications are reassessed as of the effective date of the modification using an incremental borrowing rate based on the information available at the commencement date. For modified leases the Company also reassess the lease classification as of the effective date of the modification.

The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate because the interest rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located.

The Company’s lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option in the measurement of its ROU assets and liabilities. The Company considers contractual-based factors such as the nature and terms of the renewal or termination, asset-based factors such as physical location of the asset and entity-based factors such as the importance of the leased asset to the Company’s operations to determine the lease term. The Company generally uses the base, noncancelable, lease term when determining the ROU assets and lease liabilities. The right-of-use asset is tested for impairment in accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment.

Lessor Accounting

Our leased equipment primarily consists of rental tools and equipment. Our agreements with our customers for rental equipment contain an operating lease component under ASC 842 because (i) there are identified assets, (ii) the customer has the right to obtain substantially all of the economic benefits from the use of the identified asset throughout the period of use and (iii) the customer directs the use of the identified assets throughout the period of use.

Our lease contract periods are daily, monthly, per well or based on footage. Lease revenue is recognized on a straight-line basis based on these rates. We do not provide an option for the lessee to purchase the rented tools at the end of the lease and the lessees do not provide residual value guarantees on the rented assets.

We recognized operating lease revenue within “Tool rental” on the unaudited condensed consolidated statements of income and comprehensive income.

Intangible Assets

Intangible assets with finite useful lives include customer relationships, trade name, patents, non-compete agreements and a supply agreement. These intangible assets are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible are realized.

Accounting for Impairment of Long-lived Assets

Long-lived assets with finite lives include property, plant and equipment and acquired intangible assets. The Company evaluates long-lived assets, including acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group.

For the three and six months ended June 30, 2023 and 2022, management determined that there was no impairment with regard to property, plant, and equipment or intangible assets.

Investments - Equity Securities

Equity securities are stated at fair value. Unrealized gains and losses are reflected in the unaudited condensed consolidated statements of income and comprehensive income. The Company periodically reviews the securities for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of the three and six months ended June 30, 2023 and June 30, 2022, the Company believes the cost of the securities was recoverable in all material respects.

Redeemable Convertible Preferred Stock

Prior to the closing of the Merger, there were outstanding shares of DTIH Series A redeemable convertible preferred stock ("Series A"), which was classified outside of permanent equity in mezzanine equity on the condensed consolidated balance sheets as it was redeemable on a fixed date.

Upon the closing of the Merger, all of the DTIH Series A redeemable convertible preferred stock was canceled in exchange for DTIC common stock and the right to receive cash. Accordingly, there was no redeemable convertible preferred stock outstanding as of June 30, 2023. As of December 31, 2022, the carrying value of the redeemable convertible preferred stock outstanding was $17.9 million.

Preferred Stock

As of the closing of the Merger, the Board of Directors have expressly granted authority to issue shares of preferred stock, in one or more series, and to fix for each such series such voting powers, full or limited, and such designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issue of such series and as may be permitted by the Delaware General Corporation Law. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all of the then outstanding shares of the capital stock of the corporation entitled to vote generally in the election of directors, voting together as a single class, without a separate vote of the holders of the preferred stock, or any series thereof, unless a vote of any such holders is required pursuant to any preferred stock designation.

The Board of Directors of the Company has not issued any shares of any classes or series of preferred stock as of June 30, 2023, and through the date these financial statements were available to be issued.

Cost of Revenue

The Company recorded all operating costs associated with its product sales and tool rental revenue streams in cost of product sale revenue and cost of tool rental revenue, respectively, in the unaudited condensed consolidated statements of income and comprehensive income. All indirect operating costs, including labor, freight, contract labor and others, are included in selling, general, administrative in the unaudited condensed consolidated statements of income and comprehensive income.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options and restricted stock awards, be measured based on the grant-date fair value of the award. The Company determines the fair value of stock options granted using the Black-Scholes-Merton option-pricing model (“Black-Scholes model”) and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period, net of estimated forfeitures. Because the Company’s common stock was not yet publicly traded for any of its stock options granted to date, the Company estimated the fair value of its common stock as of the grant date and used these estimates as inputs into the Black-Scholes model. The Board of Directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors considered include, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s Redeemable Convertible Preferred Stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares. During the six months ended June 30, 2023 and June 30, 2022, the Company did not grant any stock options. For any grants of stock options subsequent to the Company being publicly traded, the Company will use the quoted market price as of the grant date as an input into the Black-Scholes model.

Earnings Per Share

Basic earnings per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted earnings is computed by dividing the diluted net income (loss) by the weighted-average number of common shares outstanding for the period, including potential dilutive common stock. For the purposes of this calculation, outstanding stock options and redeemable convertible preferred stock are considered potential dilutive common stock and are excluded from the computation of net loss per share if their effect is anti-dilutive.

The redeemable convertible preferred stock did not contractually entitle its holders to participate in profits or losses. As such, it was not treated as a participating security in periods of net income or net loss.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the unaudited condensed consolidated financial statements and consist of taxes currently due plus deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.

The Company is subject to state income taxes in various jurisdictions.

The Company follows guidance issued by the FASB in accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the condensed consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits and upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the condensed consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. The Company has no uncertain tax positions at June 30, 2023 and December 31, 2022. The Company believes there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2023 and 2022.

Derivative Financial Instruments

From time to time, the Company may enter into derivative instruments to manage exposure to interest rate fluctuations. During 2016, the Company entered into an interest swap agreement with respect to amounts outstanding under its revolving line of credit.

This arrangement was designed to manage exposure to interest rate fluctuations by effectively exchanging existing obligations to pay interest based on floating rates for obligations to pay interest based on a fixed rate. These derivatives are marked-to-market at the end of each quarter and the realized/unrealized gain or loss is recorded as interest expense. For the three and six months ended June 30, 2022 and three months ended June 30, 2023, the Company recognized an unrealized gain due to the change in fair value of its interest rate swap of approximately $0.3 million, $1.0 million, and $13 thousand, respectively in its unaudited condensed consolidated statements of income and comprehensive income. For the six months ended June 30, 2023, the Company recognized an unrealized loss due to the change in fair value of its interest rate swap of approximately $0.1 million in its unaudited condensed consolidated statements of income and comprehensive income.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels:

Level 1 – Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

Level 2 – Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the assets or liabilities being measured.

Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Asset and liabilities measured at fair value are summarized as follows (in thousands):

	Assets at Fair Value as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Investments, equity securities	$1,530	$—	$—	$1,530
Interest rate swap	—	385	—	385
Total assets at fair value	$1,530	$385	$—	$1,915

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Investments, equity securities	$1,143	$—	$—	$1,143
Interest rate swap	—	476	—	476
Total assets at fair value	$1,143	$476	$—	$1,619

The Company’s interest rate swap is a pay-fixed, receive-variable interest rate swap based on SOFR swap rate. The SOFR swap rate is observable at commonly quoted intervals for the full term of the swap and therefore is considered a Level 2 item. For interest rate swaps in an asset position, the credit standing of the counterparty is analyzed and factored into the fair value measurement of the asset. The impact of the Company’s creditworthiness has also been factored into the fair value measurement of the interest rate swap in a liability position. For the three and six months ended June 30, 2023 and 2022, the application of valuation techniques applied to similar assets and liabilities has been consistent.

As of June 30, 2023 and December 31, 2022, the interest rate swap is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, the Company did not have any Level 3 assets or liabilities.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable. The carrying amount of such instruments approximates fair value due to their short-term nature.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s customer concentration may impact its overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.

During the three months ended June 30, 2023 and 2022, the Company generated approximately 29% and 25%, respectively, of its revenue from two customers. During the six months ended June 30, 2023 and 2022, the Company generated approximately 30% and 27%, respectively, of its revenue from two customers. Amounts due from these customers included in accounts receivable at June 30, 2023 and December 31, 2022 were approximately $10.1 million and $8.6 million, respectively.

During the three months ended June 30, 2023 and 2022, the Company had two and one vendor that represented approximately 25% and 11% of its vendor purchases, respectively. During the six months ended June 30, 2023 and 2022, the Company had one and one vendor that represented approximately 10% and 12% of its vendor purchases, respectively. Amounts due to these vendors included in accounts payable at June 30, 2023 and December 31, 2022 were approximately $9.0 million and $1.0 million, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains accounts in federally insured financial institutions in excess of federally insured limits. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held and of the money market funds in which these investments are made.

Operating Segment

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding resource allocation and assessing performance. The Company’s Chief Executive Officer and Chief Financial Officer work together as the CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operations decisions, allocating resources and evaluating financial performance. Consequently, the Company has determined it operates in one operating and reportable segment.

Accounting Standards Issued But Not Yet Effective

The Company's management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 2 - MERGER

As discussed in Note 1 - Summary of Significant Accounting Policies, on June 20, 2023, the Company completed the Merger. Upon the closing of the Merger, the following occurred:

•
Each share of DTIH common stock issued and outstanding immediately prior to the closing of the Merger, which totaled 52,363,876 shares (other than the shares described for the net exercise of the option and as compensation pursuant to the TSA), was exchanged for the right to receive 0.2282 shares of DTIC Common Stock (the "Common Exchange Ratio") resulting in the issuance of 11,951,137 shares of DTIC Common Stock.
•
Each share of DTIH redeemable convertible preferred stock issued and outstanding immediately prior to the closing of the Merger, which totaled 20,370,377 shares, was exchanged for the right to receive 0.3299 shares of DTIC Common Stock (the "Preferred Exchange Ratio") resulting in the issuance of 6,719,641 shares of DTIC Common Stock.
•
Each non-redeemable share of ROC common stock issued and outstanding immediately prior to the closing of the Merger, which totaled 3,403,500 shares, was exchanged for, on a one-for-one basis, shares of DTIC Common Stock.
•
Each share of ROC common stock subject to possible redemption that was not redeemed prior to the closing of the Merger, which totaled 158,621 shares, was exchanged for, on a one-for-one basis, shares of DTIC Common Stock.

•
Each of ROC's public rights and private rights outstanding immediately prior to the closing of the Merger, which totaled 20,700,000 and 796,000, respectively, were exchanged for, on a ten-for-one basis, 2,070,000 and 79,600 shares of DTIC Common Stock, respectively.
•
Prior to the closing of the Merger, one DTIH stock option holder elected to net exercise all of such holder's options, resulting in the issuance of 158,444 shares of DTIH common stock, which upon the closing of the Merger, were canceled and exchanged for the right to receive 0.2282 shares of DTIC Common Stock per share of DTIH common stock, which resulted in the issuance of 36,163 shares of DTIC Common Stock.
•
DTIH entered into a transaction services agreement (the "TSA") with Hicks Holdings Operating LLC ("HHLLC") on January 27, 2012, as amended February 13, 2023, pursuant to which DTIH must pay HHLLC a transaction fee equal to 1.5% of any subsequent transaction, as defined in the TSA. The Merger constitutes a subsequent transaction per the TSA and, therefore, the Board authorized DTIH to issue 1,149,830 shares of DTIH common stock to HHLLC and 328,611 shares of DTIH common stock to a stockholder of DTIH who is affiliated with HHLLC, immediately prior to the closing of the Merger. The DTIH common stock was issued immediately prior to the closing of the Merger and the issuance resulted in the recognition of $2.3 million of stock-based compensation expense within other expense on the unaudited condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2023. The shares of DTIH common stock issued were exchanged for 337,429 shares of DTIC Common Stock as of the date of the closing of the Merger in accordance with the Common Exchange Ratio. The $2.3 million of stock-based compensation was recorded by taking the $6.95 quoted market price of the Company's common stock as of the date and time of the closing of the Merger and multiplying this price by the 337,429 shares of DTIC Common Stock Issued.
•
In connection with the Merger, certain holders of DTIH redeemable convertible preferred stockholders entered into exchange agreements (the "Exchange Agreements") wherein the DTIH redeemable convertible preferred stockholders exchanged their rights to receive a portion of the $11.0 million Aggregate Company Cash Consideration (as defined within the Merger Agreement) for the rights to receive shares of DTIC Common Stock. Immediately following the effectiveness of the Exchange Agreements, which became effective as of the closing of the Merger, the holders of DTIH redeemable convertible preferred stock that participated in the Exchange Agreements held 2,042,181 shares of DTIC Common Stock as a result of their participation in the Exchange Agreements. In addition, the holders of DTIH redeemable convertible preferred stock that did not participate in the Exchange Agreements were paid $0.2 million from the Aggregate Company Cash Consideration in exchange for the cancellation of their DTIH redeemable convertible preferred stock in connection with the closing of the Merger.
•
In connection with the Merger, ROC entered into subscription agreements (the "Subscription Agreements") with certain accredited investors (which were related parties of ROC due to their affiliation with ROC Energy Holdings, LLC, which is ROC's sponsor ("Sponsor" or "ROC Sponsor")) (the "PIPE Investors") for an aggregate of 2,970,296 shares of DTIC Common Stock at a price of $10.10 per share, for a total of $30.0 million (the "PIPE Financing"). Upon the closing of the PIPE Financing (which closed in connection with the closing of the Merger), the Company received $25.9 million in cash and $4.1 million worth of shares from the PIPE Financing were used to settle related party promissory notes issued by ROC to the ROC Sponsor and an affiliate of ROC Sponsor.

The proceeds received by the Company from the Merger and PIPE Financing, net of transaction costs, totaled $23.1 million.

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, ROC was treated as the acquired company for financial reporting purposes (see Note 1 for further details. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of ROC, accompanied by a recapitalization. The net assets of ROC were stated at historical cost with no goodwill or other intangible assets recorded.

The following table presents the total DTIC Common Stock outstanding immediately after the closing of the Merger:

Exchange of ROC common stock not subject to possible redemption for DTIC Common Stock upon Merger	3,403,500
Conversion of ROC Public Rights into shares of DTIC Common Stock	2,070,000
Conversion of ROC Private Rights into shares of DTIC Common Stock	79,600
Exchange of ROC common stock subject to possible redemption that was not redeemed for DTIC Common Stock	158,621
Subtotal - Merger, net of redemptions	5,711,721
Issuance of DTIC Common Stock in connection with PIPE Financing	2,970,296
Exchange of DTIH common stock outstanding as of December 31, 2022 for DTIC Common Stock	11,951,137
Exchange of DTIH redeemable convertible preferred stock outstanding as of December 31, 2022 for DTIC Common Stock	6,719,641
Issuance of shares as stock-based compensation to former DTIH stockholders as part of transaction services agreement upon the Merger	337,429
Issuance of DTIC Common Stock to former holders of DTIH redeemable convertible preferred stock in connection with Exchange Agreements	2,042,181
Net exercise of stock options by DTIH stockholder	36,163
Total - DTIC Common Stock outstanding as a result of Merger, PIPE Financing, DTIH for DTIC share exchanges, transaction services agreement, Exchange Agreements, and exercise of stock options	29,768,568

NOTE 3 – INVESTMENTS – EQUITY SECURITIES

The following table shows the cost and fair value of the Company’s investments in equity securities (in thousands):

	Cost	Unrealized Gain	Fair Value
June 30, 2023	$999	$531	$1,530

	Cost	Unrealized Gain	Fair Value
December 31, 2022	$999	$144	$1,143

Unrealized holding gains (losses) on equity securities for the three months ended June 30, 2023 and 2022 were approximately $0.4 million in gains and $0.1 million in losses, respectively. Unrealized holding gains on equity securities for the six months ended June 30, 2023 and 2022 were approximately $0.4 million and $0.3 million, respectively.

NOTE 4 – BALANCE SHEET DETAILS - CURRENT ASSETS AND CURRENT LIABILITIES

Inventories, net

The following table shows the components of inventory (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$5,945	$3,377
Finished goods	118	115
Total inventories	6,063	3,492
Allowance for obsolete inventory	(134)	(211)
Inventories, net	$5,929	$3,281

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses:
ERC benefits receivable	$—	$2,117
Deposits on inventory	2,809	680
Prepaid income tax	536	—
Prepaid insurance	2,230	358
Prepaid rent	388	381
Prepaid equipment	254	179
Prepaid other	202	173
Other current assets:
Interest rate swap asset	$385	$476
Other	-	17
Total	$6,804	$4,381

Accrued expenses and other current liabilities

The following table shows the components of accrued expenses and other current liabilities (in thousands):

	June 30, 2023	December 31, 2022
Accrued expenses:
Accrued compensation and related benefits	$4,246	$3,392
Accrued insurance	2,307	525
Accrued transaction advisory fees	2,000	—
Accrued professional services	840	509
Accrued interest	47	62
Accrued property taxes	575	41
Other	34	38
Other current liabilities:
Income tax payable	$1,910	$1,780
Sales tax payable	524	587
Unbilled lost-in-hole revenue	146	282
Deferred revenue	—	83
Total accrued expenses and other current liabilities	$12,629	$7,299

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

The following table shows the component of property, plant and equipment, net (in thousands):

	Estimated Useful Lives (in Years)	June 30, 2023	December 31, 2022
Rental tools and equipment	5-10	184,284	160,973
Buildings and improvements	5-40	6,239	5,781
Office furniture, fixtures and equipment	3-5	2,282	2,101
Transportation and equipment	3-5	796	827
Construction in progress		286	9
Total property, plant and equipment		193,887	169,691
Less: accumulated deprecation		(129,437)	(125,537)
Property, plant and equipment, net		$64,450	$44,154

Total depreciation expense for the three months ended June 30, 2023 and 2022 was approximately $4.7 million and $4.9 million, respectively. Total depreciation expense for the six months ended June 30, 2023 and 2022 was approximately $9.7 million and $10.0 million, respectively. The Company has not acquired any property, plant and equipment under capital leases.

Property, plant and equipment, net, were concentrated within the United States. As of June 30, 2023 and December 31, 2022, property, plant and equipment, net held within the United States was $62.6 million and $41.8 million, respectively, or 97% and 95% of total property, plant and equipment, net, respectively. As of June 30, 2023 and December 31, 2022 property, plant and equipment, net held outside of the United States, in Canada, was $1.9 million and $2.3 million, or 3% and 5% of total property, plant and equipment net for both periods.

NOTE 6 – INTANGIBLE ASSETS, NET

The following table shows the components of intangible assets, net (in thousands):

	Useful Lives (in Years)	June 30, 2023	December 31, 2022
Trade Name	10-13	$1,280	$1,280
Technology	13	270	270
Total intangible assets		1,550	1,550
Less: accumulated amortization		(1,311)	(1,287)
Intangible assets, net		$239	$263

Total amortization expense for the three months ended June 30, 2023 and 2022 was approximately $12 thousand and $12 thousand, respectively. Total amortization expense for the six months ended June 30, 2023 and 2022 was approximately $24 thousand and less than $0.1 million, respectively.

NOTE 7 – REVOLVING CREDIT FACILITY

In December 2015, the Company entered into a credit facility with a bank. The facility provides for a revolving line of credit with a maximum borrowing amount totaling $60.0 million, as of June 20, 2023 and December 31, 2022.

On June 20, 2023, the Company entered into an amended and restated revolving credit, security and guaranty agreement that modified the terms of its previous agreement and related amendments. This amended agreement modified certain defined terms in the previous agreement, removed the $20.0 million unfunded capital expenditures requirement, removed the $9.0 million sublimit to the Company's Canadian entity and changed the legal debtor from DTIH to DTIC. See Note 2 - Merger for further discussion of the Merger.

For the three and six months ended June 30, 2023, the interest on the amount drawn was based on SOFR or the bank’s base lending rate plus applicable margin (approximately 8.56% at June 30, 2023). The credit facility is collateralized by substantially all the assets of the Company and matures December 31, 2025.

As of June 30, 2023, there were no amounts drawn against the line of credit.

The Company is subject to various restrictive covenants associated with these borrowings including, but not limited to, a fixed charge ratio, and a minimum amount of undrawn availability. As of June 30, 2023, the Company was in compliance with all restrictive covenants.

Contingent Interest Embedded Derivative Liability

Under the credit facility agreement, the interest rate will reset (the 'Default Rate') upon the event of a default and an additional 2% will be added to the base rate. The Company analyzed the Default Rate feature of the credit facility for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined the Default Rate met the definition of a derivative as it is a contingent interest feature. The Company also noted that the Default Rate feature (the 'Default Rate Derivative') required bifurcation from the host contract and was to be accounted for at fair value. In accordance with ASC 815-15, the Company bifurcated the Default Rate feature of the note and determined the derivative is liability classified.

The Default Rate Derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the Default Rate Derivative was negligible as of June 30, 2023 and December 31, 2022 and therefore no amounts were recorded as of June 30, 2023 or December 31, 2022.

NOTE 8 – INCOME TAXES

The Company recorded income tax expense on the unaudited condensed consolidated statements of income and comprehensive income of $1.4 million and $1.8 million for the three months ended June 30, 2023 and 2022. The Company recorded income tax expense on the unaudited condensed consolidated statements of income and comprehensive income of $3.1 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively.

The Company calculates its tax provision using the discreet quarter methodology. The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 were provisions of 59.5% and 23.2%, respectively.The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 were provisions of 31.8% and 23.4%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to the state taxes, foreign income taxes on the Company’s international operations and state income taxes, and permanent differences.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. There was no change to the valuation allowance during the three and six months ended June 30, 2023 and 2022.

NOTE 9 – STOCK-BASED COMPENSATION

On June 20, 2023, the Company adopted the Drilling Tools International Corporation 2023 Omnibus Incentive Plan (the 2023 Plan). The 2023 Plan became effective on the closing of the Merger, which also occurred on June 20, 2023. The 2023 Plan provides for the issuance of shares of Common Stock up to ten percent (10%) of the shares of outstanding Common Stock as of the closing of the Merger (which equates to 2,976,854 shares as of June 30, 2023) and automatically increases on the first trading day of each calendar year by the number of shares of Common Stock equal to three percent (3%) of the total number of outstanding Common Stock on the last day of the prior calendar year. The 2023 Plan allows for awards to be issued to employees, non-employee directors, and consultants in the form of options, stock appreciation rights, restricted shares, restricted stock units, performance based awards, other share-based awards, other cash-based awards, or a combination of the foregoing. As of June 30, 2023, there were 615,132 shares of Common Stock available for issuance under the 2023 Plan.

In connection with the Merger, all outstanding options to purchase shares of DTIH common stock were canceled and exchanged for options to purchase shares of DTIC Common Stock ("Company Options"). The number of Company Options issued and the associated exercise prices were adjusted using the Common Exchange Ratio used for the Merger (see Note 2 - Merger). As a result of the Merger, the Company issued options to purchase a total of 2,361,722 shares of the Company's Common Stock to former holders of the DTIH stock options. The vesting schedules, remaining term, and provisions (other than the adjusted number of underlying shares and exercise prices) of the Company Options issued, are identical to the vesting schedules, remaining term, and other provisions of the DTIH stock options that were exchanged.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on comparable public company data. The Company uses future estimated employee termination and forfeiture rates of the options within the valuation model. The expected term of options granted is derived using the “plain vanilla” method due to the lack of history and volume of option activity at the Company. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. The Company’s calculation of share price involves the use of different valuation techniques, including a combination of an income and market approach. For any grants of stock options subsequent to the Company being publicly traded, the Company will use the quoted market price as of the grant date as an input into the Black-Scholes model.

Determination of the fair value is a matter of judgment and often involves the use of estimates and assumptions. In June of 2022 and prior to the closing of the Merger, one holder of DTIH stock options elected to net exercise all of such holder's stock options, resulting in 158,444 shares of DTIH common stock being issued prior to the Merger and subsequently canceled and exchanged for a total of 36,163 shares of DTIC Common Stock as of the date of the Merger.

During the three and six months ended June 30, 2022, there were no options granted, exercised or forfeited.

During the three and six months ended June 30, 2023, the Company recognized $1.7 million of stock-based compensation expense within selling, general, and administrative expense on the unaudited condensed consolidated statements of income and comprehensive income related to the accelerated vesting of an executive's 534,063 performance-based stock options. The performance conditions were satisfied upon completion of the Merger and all 534,063 performance-based stock options vested on June 20, 2023.

During the three and six months ended June 30, 2023, the Company recognized $2.3 million of stock-based compensation expense within other expense on the unaudited condensed consolidated statements of income and comprehensive income as a result of the issuance of shares in accordance with the TSA with HHLLC (see Note 2 - Merger).

During the three and six months ended June 30, 2022, there was no stock-based compensation expense recognized.

NOTE 10 – OTHER EXPENSES, NET

The following table shows the components of other expenses, net for the three months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30, 2023	Three months ended June 30, 2022
HHLLC stock-based compensation	$(2,339)	$—
Transaction fees	(1,803)	—
Other, net	(240)	(23)
Total Other expense, net	$(4,382)	$(23)

The following table shows the components of other expenses, net for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
HHLLC stock-based compensation	$(2,339)	$—
Transaction fees	$(3,499)	—
Other, net	$(245)	(95)
Interest income	$48	—
Total Other expense, net	$(6,035)	$(95)

NOTE 11 – RELATED PARTY TRANSACTIONS

Management fees

For the three months ended June 30, 2023 and 2022, management fees paid to a shareholder were approximately $0.3 million and $0.1 million, respectively. For the six months ended June 30, 2023 and 2022, management fees paid to a shareholder were approximately $0.6 million and $0.2 million, respectively. Management fees paid to a shareholder are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

Leases

For the three months ended June 30, 2023 and 2022, the Company paid rent expense to a shareholder of approximately $13 thousand, respectively, relating to the lease of a building. For the six months ended June 30, 2023 and 2022, the Company paid rent expense to a shareholder of approximately $26 thousand, respectively, relating to the lease of a building. Future minimum lease payments related to this lease are included in the future minimum lease schedule in Note 12 - Leases.

Promissory Notes

Upon consummation of the Merger on June 20, 2023, the Company issued shares of DTIC Common Stock in connection with the PIPE Financing to payoff convertible promissory notes which were issued to an affiliate of the ROC Sponsor on December 6, 2022 and March 2, 2023, respectively. The notes did not bear interest and were in the amounts of $2.1 million and $2.1 million, respectively.

Working Capital Loan

Prior to the Merger on June 20, 2023, ROC paid the remaining outstanding principal amount owed to an affiliate of the ROC Sponsor in the amount of $0.4 million for a loan to fund working capital deficiencies or finance transaction costs in connection with the Merger. The loan did not bear interest.

NOTE 12 – LEASES

The Company leases various facilities and vehicles under noncancelable operating lease agreements. The remaining lease terms for our leases range from 1 month to 14 years. These leases often include options to extend the term of the lease which may be for periods of up to 5 years. When it is reasonably certain that the option will be exercised, the impact of the renewal term is included in the lease term for purposes of determining total future lease payments and measuring the ROU asset and lease liability. We apply the short-term lease policy election, which allows us to exclude from recognition leases with an original term of 12 months or less. We have not entered into any finance leases as of June 30, 2023.

For the three and six months ended June 30, 2023, the components of the Company’s lease expense were as follows (in thousands):

	Six months ended June 30, 2023	Six months ended June 30, 2022
Operating Lease Cost	$3,050	$2,871
Short-term Lease Cost	63	72
Variable Lease Cost	165	155
Sublease Income	(76)	(91)
Total Lease Cost	$3,202	$3,007

	Three months ended June 30, 2023	Three months ended June 30, 2022
Operating Lease Cost	$1,532	$1,428
Short-term Lease Cost	33	36
Variable Lease Cost	81	78
Sublease Income	(30)	(46)
Total Lease Cost	$1,616	$1,496

Supplemental balance sheet information related to leases was as follows (in thousands):

Six months ended
June 30, 2023
Weighted-average remaining lease term (in years)	6.80
Weighted average discount rate	5.73%

Six months ended
June 30, 2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,635
Cash paid for amounts included in the measurement of lease liabilities	2,733

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the condensed consolidated balance sheet as of June 30, 2023 were as follows (in thousands):

2023	$2,544
2024	4,579
2025	3,980
2026	3,511
2027	2,486
Thereafter	7,546
Total lease payments	$24,646
Less: imputed interest	(4,188)
Present value of lease liabilities	$20,458

The Company leases downhole drilling tools to companies in the oil and natural gas industry. Such leases are accounted for in accordance with ASC 842. For the three and six months ended June 30, 2023, tool rental revenue was approximately $29.0 million and $61.3 million, respectively. Our lease contract periods are short-term in nature and are typically daily, monthly, per well, or footage based. Due to the short term nature of the contracts, no maturity table is presented.

NOTE 13 – EMPLOYEE BENEFITS

The Company has a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code. All employees are auto enrolled at a 3% contribution, unless they opt out, beginning on the first plan entry date following six months of service. Plan entry dates are the first day of January and July. In March of 2020, the Company suspended any employee contribution match effective immediately and through the end of 2021. The match was reinstated on January 1, 2022. For 2022, the Company matched employee contributions 150% of the first 3% of employee contributions, not to exceed $2 thousand per participant per calendar year. Employees vest in employer contributions over six years. The contribution is limited to the maximum contribution allowed under the Internal Revenue Service Regulations. The total expense for the three months ended June 30, 2023 and 2022 was approximately $0.1 million and $0.1 million, respectively. The total expense for the six months ended June 30, 2023 and 2022 was approximately $0.4 million and $0.3 million, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company maintains operating leases for various facilities and vehicles. See Note 12 - Leases, for further information.

Litigation

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.

In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim.

As of June 30, 2023 and December 31, 2022, the Company has not been subject to any pending litigation claims.

Management Fee

The Company is required to pay a monthly management fee to a shareholder. The fee is based upon a percentage of the Company’s trailing twelve months, earnings before interest, taxes and accumulated depreciation amount, as defined in the management agreement.

NOTE 15 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding for the period plus dilutive potential common shares, including performance share awards, using the treasury stock method. Performance share awards are included based on the number of shares that would be issued as if the end of the reporting period was the end of the performance period and the result was dilutive.

The following table sets forth the computation of the Company’s basic and diluted net earnings per share for the three and six months ended June 30, 2023 and 2022 (in thousands except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$937	$5,934	$6,638	$7,267
Less: Redeemable convertible preferred stock dividends	—	(295)	(314)	(589)
Net income (loss) attributable to common shareholders — basic	$937	$5,639	$6,324	$6,678
Add: Redeemable convertible preferred stock dividends	—	295	314	589
Net income (loss) attributable to common shareholders — diluted	$937	$5,934	$6,638	$7,267
Denominator
Weighted-average common shares used in computing earnings per share — basic	13,910,670	11,951,123	12,936,310	11,951,123
Weighted-average effect of potentially dilutive securities:
Effect of potentially dilutive time-based stock options	744,573	1,006,729	875,651	1,006,729
Effect of potentially dilutive performance-based stock options	110,514	—	55,257	—
Effect of potentially dilutive redeemable convertible preferred stock	5,981,219	6,719,641	6,350,430	6,719,641
Weighted-average common shares outstanding — diluted	20,746,976	19,677,493	20,217,648	19,677,493
Earnings (net loss) per share — basic	$0.07	$0.47	$0.49	$0.56
Earnings (net loss) per share — diluted	$0.05	$0.30	$0.33	$0.37

As of June 30, 2023, the Company’s potentially dilutive securities consisted of options to purchase common stock. As of June 30, 2022, the Company's potentially dilutive securities consisted of redeemable convertible preferred stock and options to purchase common stock. Based on the amounts outstanding as of the three and six months ended June 30, 2023 and 2022, the Company excluded the following potential common shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Time-based options outstanding	140,135	140,135	140,135	140,135
Total	140,135	140,135	140,135	140,135

Our performance-based stock options were excluded from the diluted earnings per share calculations for the three and six months ended June 30, 2022 because all necessary performance conditions were not satisfied by June 30, 2022. Our performance-based stock options excluded from diluted earnings per share for the three and six months ended June 30, 2022 were as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Performance-based options outstanding	—	534,063	—	534,063
Total	—	534,063	—	534,063

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring through June 30, 2023, the date on which the accompanying unaudited condensed consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operation that would require disclosure, except for the following:

On July 12, 2023, the Company terminated its interest rate swap which resulted in a payment of $0.4 million from PNC to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Furnish the information required by Item 303 of Regulation S-K (§ 229.303 of this chapter).

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Drilling Tools International Holdings, Inc. (“DTIH”) entered into a business combination agreement (the “Agreement”) with ROC Energy Acquisition Corp. (“ROC”) on February 13, 2023. The transactions contemplated by the Agreement (the “Business Combination”) were completed on June 20, 2023, and in conjunction therewith ROC changed its name to Drilling Tools International Corporation (“DTIC” and, together with its subsidiaries, “DTI”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Report”) as well as DTIH’s audited consolidated financial statements and notes thereto included in the prospectus/proxy statement/consent solicitation statement, dated May 12, 2023, and filed with the SEC. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” or in other parts of this Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

Capitalized terms used in this section, but not otherwise defined, have the meanings ascribed to them in the Report.

Overview

We are a leading oilfield services company, based on the percentage of active rigs to which we supply tools in the geographies in which we are active, that rents downhole drilling tools used in horizontal and directional drilling of oil and natural gas. We operate from 18 locations in North America and four international locations in Europe and the Middle East and maintain a large fleet of rental equipment consisting of drill collars, stabilizers, crossover subs, wellbore conditioning tools, drill pipe, hevi‑wate drill pipe and tubing. We also rent surface control equipment such as blowout preventers and handling tools and provide downhole products for producing wells.

Our business model primarily centers on revenue generated from tool rentals and product sales. We generated revenue from total tool rentals and product sales of $37.9 million and $30.4 million for the three months ended June 30, 2023 and 2022, respectively, and had net income of $0.9 million and $5.9 million for those same periods. Additionally, we generated revenue from tool rentals and product sales of $78.7 million and $56.3 million for the six months ended June 30, 2023 and 2022, respectively, and had net income of $6.6 million and $7.3 million for those same periods, respectively. We have incurred significant operating losses since inception. As of June 30, 2023, we had cash and cash equivalents of $7.2 million, and an accumulated deficit of $14.4 million.

We believe our future financial performance will be driven by continued investment in oil and gas drilling following years of industry underinvestment.

Market Factors

Demand for our services and products depends primarily upon the general level of activity in the oil and gas industry, including the number of active drilling rigs, the number of wells drilled, the depth and working pressure of these wells, the number of well completions, the level of well remediation activity, the volume of production and the corresponding capital spending by oil and natural gas companies. Oil and gas activity is in turn heavily influenced by, among other factors, investor sentiment, availability of capital and oil and gas prices locally and worldwide, which have historically been volatile.

Our tool rental revenues are primarily dependent on drilling activity and our ability to gain or maintain market share with a sustainable pricing model.

Our product sales revenues are primarily dependent on oil & gas companies paying for tools that are lost or damaged in their drilling programs as well as the drilling contractors need to replace aging or consumable products and our ability to provide competitive pricing.

All of these factors may be influenced by the oil and gas region in which our customers are operating. While these factors may lead to differing revenues, we have generally been able to forecast our product needs and anticipated revenue levels based on historic trends in a given region and with a specific customer.

Recent Developments and Trends

Industry Update

In 2020 and early 2021, demand for oil significantly declined as a result of the COVID-19 pandemic and other factors. Oil prices have since increased due in part to an increase in demand and measured production increases by OPEC+ members. However, prices remained volatile through 2022. In the first half of 2022, West Texas Intermediate (“WTI”) oil prices and volatility thereof increased dramatically, in large part due to Russia’s invasion of Ukraine. Russia has since been subject to a host of sanctions, some of which limit its ability to export crude oil and other petroleum products. The anticipated impact on supply drove WTI oil prices above $106 per barrel in June 2022.

By the end of December 2022, WTI oil prices declined to approximately $80 per barrel due in part to high inflation rates and fears of a global recession that could negatively impact oil demand. WTI oil prices declined further during the first quarter of 2023, reaching a low of $67 per barrel in the middle of March, following turmoil in the banking sector, which escalated fears of a global recession and a concomitant decline in oil demand. However, in April 2023, WTI oil prices returned to the low-$80s per barrel range, due in part to OPEC+’s decision to further cut production by approximately 1.2 million barrels per day. This production cut was effective as of May 2023 and is expected to continue through the end of the year. As of June 30, 2023, the WTI oil price was approximately $71 per barrel.

Despite the high volatility in spot oil prices described above, our customers tend to be more focused on medium-term and long‑term commodity prices when making investment decisions due to the longer lead times for offshore projects. These forward prices experienced far less volatility in 2022 and the first half of 2023 and have maintained levels which are highly constructive for offshore project demand.

Prices for natural gas have declined throughout the second quarter of 2023 in the United States due to several factors including a decrease in demand for heating due to a warmer winter in the first quarter, leading to increased inventory and eased pricing in the second quarter, ample natural gas supply, and turmoil in the banking sector that has weighed on commodities. Henry Hub natural gas spot prices have decreased from an average of $7.70 per one million British Thermal Units (“MMBtu”) in June 2022 to $5.53 per MMBtu for December 2022 and $2.18 per MMBtu in June 2023.

The ongoing conflict in Ukraine has caused uncertainty in the oil and natural gas markets, and the financial markets, both globally and in the United States. Such uncertainty already has and could continue to cause stock price volatility and supply chain disruptions as well as higher oil and natural gas prices. These could result in higher inflation worldwide, impact consumer spending and negatively impact demand for our goods and services. Moreover, additional interest rate increases by the U.S. Federal Reserve to combat inflation could further increase the probability of a recession.

Notwithstanding the significant commodity price volatility over the past several years, we have seen increases in United States onshore drilling activity. During the three and six months ended June 30, 2023, the weekly average U.S. onshore rig count as reported by Baker Hughes was 719 and 740 rigs, respectively, compared to 716 and 678 rigs for the three and six months ended June 30, 2022, respectively. Current rig activity remains significantly reduced from 2019 levels when the weekly average rig count for the three and six months ended June 30, 2019 was 989 and 1016, respectively. However, notwithstanding the impact of longer laterals, improved rig efficiencies have partially offset the impact of this reduction.

Inflation and Increased Costs

We are experiencing the impacts of global inflation, both in increased personnel costs and the prices of goods and services required to operate our rigs and execute capital projects. While we are currently unable to estimate the ultimate impact of rising prices, we do expect that our costs will continue to rise in the near term and will impact our profitability. To date, we do not believe that inflation has had a material impact to our financial condition or results of operations because we have been able to increase the prices we receive from our customers.

How We Evaluate Our Operations

We use a number of financial and operational measures to routinely analyze and evaluate the performance of our business, including revenue, net and non-GAAP measures Adjusted EBITDA and Free Cash Flow.

Revenue, net

We analyze our performance by comparing actual monthly revenue to revenue trends and revenue forecasts by product line as well as tool activity trends for each month. Our revenue is primarily derived from tool rental and product sales.

Adjusted EBITDA

We regularly evaluate our financial performance using Adjusted EBITDA. Our management believes Adjusted EBITDA is a useful financial performance measure as it excludes non-cash charges and other transactions not related to our core operating activities and allows more meaningful analysis of the trends and performance of our core operations.

Free Cash Flow

We define Free Cash Flow as net cash provided by (used in) operating activities, reduced by purchases of property, plant and equipment. Free Cash Flow is a supplemental non-GAAP financial measure that is used by our management and other external users of our financial statements, such as industry analysts, investors, lenders, rating agencies and others to assess our ability to internally fund our capital program, service or incur additional debt and to pay dividends. We believe Free Cash Flow is a useful liquidity measure because it allows us and others to compare cash flow provided by operating activities across periods and to assess our ability to internally fund our capital program, fund acquisitions and pay dividends to our stockholders whereas applicable.

Please refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial performance measure calculated and presented in accordance with GAAP and a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable liquidity measure calculated and presented in accordance with GAAP.

Key Components of Results of Operations

The discussion below relating to significant line items from our interim unaudited consolidated statements of income and comprehensive income are based on available information and represent our analysis of significant changes or events that impact the comparability of the reported amount. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, we have quantified the impact of such items.

Revenue, net

We currently generate our revenue, net from tool rental services and product sales. Tool rental services consist of rental services, inspection services, and repair services is accounted for under Topic 842. We recognize revenues from renting tools on a straight-line basis. Our rental contract periods are daily, monthly, per well, or based on footage. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay, which is based on the rental contract period applicable to the actual number of days the drilling tool was out on rent, over the cumulative amount of revenue recognized to date.

The rental tool recovery component of product sales revenue is recognized when a tool is deemed to be lost-in-hole, damaged-beyond-repair, or lost-in-transit while in the care, custody, or control of the customer. Other made to order product sales revenue is recognized when the product is made available to the customer for pickup at our shipping dock.

We expect our tool rental services revenue to increase over time as a function of an increase in drilling activity and customer pricing.

We expect our product sales revenue to increase over time as a function of oil & gas companies drilling faster and harder thereby pushing the limits of downhole drilling tools and often contributing to tools being lost-in-hole or damaged-beyond-repair. In addition, product sales revenue should increase as drilling contractors replace aged and consumable products to maintain or increase capacity.

Costs and Expenses

Our costs and expenses consist of cost of revenue, selling, general, administrative expense, and depreciation and amortization expense.

Cost of Revenue

Our cost of revenue consist primarily of all direct and indirect expenses related to providing our tool rental services offering and delivering our product sales, including personnel-related expenses and costs associated with maintaining the facilities.

We expect our total cost of tool rental revenue and our total cost of product sale revenue to increase in absolute dollars in future periods, corresponding to our anticipated growth in revenue and employee headcount to support our customers and to maintain the manufacturing, operations and field service team with some expected cost inflation.

We expect that gross margins will continue to improve slightly as we leverage our existing cost structure to support an increase in our business activity. In addition, we expect that customer price increases will help offset cost inflation.

Selling, General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel and outside professional services expenses including legal, audit and accounting services, insurance, other administrative expenses and allocated facility costs for our administrative functions.

We expect our operating expenses to increase in absolute dollars for the foreseeable future as a result of operating as a public company. In particular, we expect our legal, accounting, tax, personnel-related expenses and directors’ and officers’ insurance costs reported within general and administrative expense to increase as we establish more comprehensive compliance and governance functions, increased security and IT compliance, review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002, as amended, and prepare and distribute periodic reports as required by the rules and regulations of the U.S. Securities and Exchange Commission. As a result, our historical results of operations may not be indicative of our results of operations in future periods.

Selling expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel, direct advertising, marketing and promotional material costs, sales commission expense, consulting fees and allocated facility costs for our sales and marketing functions.

We intend to increase investments in our sales and marketing organization to drive additional revenue, expand our global customer base, and broaden our brand awareness. We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future.

Depreciation and amortization expense

Depreciation and amortization expense relates to the consumption of our property and equipment, which consists of rental tools, shop equipment, computer equipment, furniture and fixtures and leasehold improvements, and the amortization of our intangible assets mainly related to customer relationships, software and partnerships.

Other income (expense), net

Our other income (expense), net is primarily comprised of interest income (expense), gain on sale of property, unrealized gain (loss) on securities, and other miscellaneous income and expense unrelated to our core operations.

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net:
Tool rental	$29,002	$23,024	$61,278	$43,440
Product sale	8,906	7,348	17,429	12,909
Total revenue, net	37,908	30,372	78,707	56,349
Cost and expenses:
Cost of tool rental revenue	7,692	6,678	15,829	12,992
Cost of product sale revenue	1,157	1,262	2,460	2,413
Selling, general, administrative expense	17,718	9,498	34,447	21,732
Depreciation and amortization expense	4,717	4,886	9,732	9,962
Total costs and expenses	31,284	22,324	62,468	47,099
Operating Income	6,624	8,048	16,239	9,250
Other (expense) income:
Interest income (expense), net	(348)	(213)	(922)	4
Gain (loss) on sale of property	(1)	—	68	5
Unrealized gain (loss) on equity securities	420	(87)	387	323
Other expense, net	(4,382)	(23)	(6,035)	(95)
Total other (expense) income, net	(4,311)	(323)	(6,502)	237
Income before income taxes	2,313	7,725	9,737	9,487
Income tax expense	(1,376)	(1,791)	(3,099)	(2,220)
Net income	$937	$5,934	$6,638	$7,267

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue, net

Our revenue, net consists of tool rental and product sale revenues.

	Quarters Ended June 30,		Change
(In thousands)	2023	2022	Amount	%
Tool rental	$29,002	$23,024	$5,978	26%
Product sale	$8,906	$7,348	$1,558	21%

Tool rental revenue increased $6.0 million, or 26%, to $29.0 million for the three months ended June 30, 2023 as compared to $23.0 million for the three months ended June 30, 2022. The increase was primarily driven by increased market activity and customer pricing across all divisions, especially in relation to our Directional Tool Rentals (“DTR”) division, the revenue of which increased $6.1 million.

Product sale revenue increased $1.6 million, or 21%, to $8.9 million for the three months ended June 30, 2023 as compared to $7.3 million for the three months ended June 30, 2022. The increase was primarily driven by increased market activity and customer pricing across all divisions. The increase was primarily driven by market activity due to customer behavior, especially in relation to our rental tool recovery sales revenue. Increased demand has led our customers to increase the speed of operations, resulting in additional fees collected on tool recovery for rental equipment that is non-recoverable or damaged.

Costs and Expenses

Cost of revenue

Our cost of revenue consists of cost of tool rental revenue and cost of product sale revenue.

	Quarters Ended June 30,		Change
(In thousands)	2023	2022	Amount	%
Cost of tool rental revenue	$7,692	$6,678	$1,014	15%
Cost of product sale revenue	$1,157	$1,262	$(105)	(8)%

Cost of tool rental revenue increased $1.0 million, or 15%, to $7.7 million for the three months ended June 30, 2023 as compared to $6.7 million for the for the three months ended June 30, 2022. The increase in cost of tool rental revenue was primarily driven by increased directional tool rental activity year-over-year. The primary increase was to our DTR division, the cost of tool rental revenue of which increased $1.1 million. This was partially offset by a $0.1 million combined decrease in our Premium Tools (“PT”) and Drill-N-Ream divisions.

Cost of product sale revenue decreased $0.1 million, or 8%, to $1.2 million for the three months ended June 30, 2023 as compared to $1.3 million for the for the three months ended June 30, 2022. The decrease in cost of product sale revenue was primarily driven by a decrease in cost of lost-in-hole revenue of $0.1 million.

Selling, General, Administrative

	Quarters Ended June 30,		Change
(In thousands)	2023	2022	Amount	%
Selling, general, administrative expense	$17,718	$9,498	$8,220	87%

Selling, general, and administrative expenses increased $8.2 million, or 87%, to $17.7 million for the three months ended June 30, 2023 as compared to $9.5 million for the three months ended June 30, 2022. This increase was primarily driven by a:

-
$4.3 million related to Employee Retention Credits (“ERC Benefits”) we qualified for during the six months ended June 30, 2022 related to the COVID-19 Coronavirus Aid, Relief, and Economic Security Act. These ERC Benefits were included in selling, general, administrative expense as an offset to the related compensation expenses,

-
$1.7 million increase in stock-based compensation expense as a result of the Business Combination,

-
$1.7 million increase in personnel-related expenses, and

-
$0.2 million increase in monitoring fees.

No other driver of this increase was individually significant.

Depreciation and Amortization expense

	Quarters Ended June 30,		Change
(In thousands)	2023	2022	Amount	%
Depreciation and amortization expense	$4,717	$4,886	$(169)	(3)%

Depreciation and amortization expenses decreased $0.2 million, or 3%, to $4.7 million for the three months ended June 30, 2023 as compared to $4.9 million for the three months ended June 30, 2022. The decrease was primarily due a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives and a decrease in amortization expense as certain intangible assets reached the end of their useful lives.

Other (expense) income

Interest Expense, net

	Quarters Ended June 30,		Change
(In thousands)	2023	2022	Amount	%
Interest expense, net	$(348)	$(213)	$(135)	63%

Interest expense increased $0.1 million, or 63%, to $0.3 million for the three months ended June 30, 2023 as compared to $0.2 million for the three months ended June 30, 2022 primarily due to the change in unrealized gain on the interest rate swap.

Unrealized Gain (Loss) on Equity Securities

	Quarters Ended June 30,		Change
(In thousands)	2023	2022	Amount	%
Unrealized gain (loss) on equity securities	$420	$(87)	$507	(583)%

Unrealized gain on equity securities increased by $0.5 million, or 583%, to $0.4 million for the three months ended June 30, 2023 as compared to ($0.1) million for the three months ended June 30, 2022 primarily due to favorable market conditions in 2023 as compared to 2022.

Other Expense, net

	Quarters Ended June 30,		Change
(In thousands)	2023	2022	Amount	%
Other expense, net	$(4,382)	$(23)	$(4,359)	18952%

Other expense for the three months ended June 30, 2023 was $4.4 million, an increase of $4.4 million, or 18952%, compared to the three months ended June 30, 2022. The increase was primarily due to transaction costs and accelerated stock-based compensation expense as a result of the Business Combination of $4.2 million with no comparable activity in the first quarter of 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue, net

Our revenue, net consists of tool rental and product sale revenues.

	Six Months Ended June 30,		Change
(In thousands)	2023	2022	Amount	%
Tool rental	$61,278	$43,440	$17,838	41%
Product sale	$17,429	$12,909	$4,520	35%

Tool rental revenue increased $17.8 million, or 41%, to $61.3 million for the six months ended June 30, 2023 as compared to $43.4 million for the six months ended June 30, 2022. The increase was primarily driven by increased market activity and customer pricing across all divisions, especially in relation to our DTR division, the revenue of which increased $12.2 million and our PT division, the revenue of which increased $5.9 million.

Product sale revenue increased $4.5 million, or 35%, to $17.4 million for the six months ended June 30, 2023 as compared to $12.9 million for the six months ended June 30, 2022. The increase was primarily driven by increased market activity and customer pricing across all divisions, which collectively increased other products and services by $1.7 million. The increased market activity and customer pricing also impacted our rental tool recovery sales revenue, which collectively increased $2.8 million.

Costs and Expenses

Cost of revenue

Our cost of revenue consists of cost of tool rental revenue and cost of product sale revenue.

	Six Months Ended June 30,		Change
(In thousands)	2023	2022	Amount	%
Cost of tool rental revenue	$15,829	$12,992	$2,837	22%
Cost of product sale revenue	$2,460	$2,413	$47	2%

Cost of tool rental revenue increased $2.8 million, or 22%, to $15.8 million for the six months ended June 30, 2023 as compared to $13.0 million for the for the six months ended June 30, 2022. The increase in cost of tool rental revenue was primarily driven by increased directional tool rental activity year-over-year. The primary increases were for our DTR division, the cost of tool rental revenue of which increased $2.4 million, and our PT division, the cost of tool rental revenue of which increased $0.5 million.

Cost of product sale revenue increased $47 thousand, or 2%, to $2.5 million for the six months ended June 30, 2023 as compared to $2.4 million for the for the six months ended June 30, 2022. The increase in cost of product sale revenue was primarily driven by an increase in product sales year-over-year.

Selling, General, Administrative

	Six Months Ended June 30,		Change
(In thousands)	2023	2022	Amount	%
Selling, general, administrative expense	$34,447	$21,732	$12,715	59%

Selling, general, and administrative expenses increased $12.7 million, or 59%, to $34.4 million for the six months ended June 30, 2023 as compared to $21.7 million for the six months ended June 30, 2022. This increase was primarily driven by a:

-
$4.9 million increase in personnel-related expenses,

-
$4.3 million related to ERC Benefits we qualified for during the six months ended June 30, 2022 related to the COVID-19 Coronavirus Aid, Relief, and Economic Security Act. These ERC Benefits were included in selling, general, administrative expense as an offset to the related compensation expenses,

-
$1.7 million increase in stock-based compensation expense as a result of the Business Combination,

-
$0.3 million increase in credit card transaction fees,

-
$0.3 million increase in bad debt expense,

-
$0.3 million increase in monitoring fees,

-
$0.2 million increase in freight expense and

-
$0.2 million increase in rent expense.

No other driver of this increase was individually significant.

Depreciation and Amortization expense

	Six Months Ended June 30,		Change
(In thousands)	2023	2022	Amount	%
Depreciation and amortization expense	$9,732	$9,962	$(230)	(2)%

Depreciation and amortization expenses decreased $0.2 million, or 2%, to $9.7 million for the six months ended June 30, 2023 as compared to $10.0 million for the six months ended June 30, 2022. The decrease was primarily due a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives and a decrease in amortization expense as certain intangible assets reached the end of their useful lives.

Other (expense) income

Interest Income (Expense), net

	Six Months Ended June 30,		Change
(In thousands)	2023	2022	Amount	%
Interest income (expense), net	$(922)	$4	$(926)	23150%

For the six months ended June 30, 2023 we had interest expense of $0.9 million as compared to interest income of $4 thousand for the six months ended June 30, 2022. This change of $0.9 million or 23150% was primarily due to the change in unrealized gain on the interest rate swap.

Gain on Sale of Property

	Six Months Ended June 30,		Change
(In thousands)	2023	2022	Amount	%
Gain on sale of property	$68	$5	$63	1260%

Gain on the sale of property increased $0.1 million, or 1260%, to $68 thousand for the six months ended June 30, 2023 as compared to $5 thousand for the six months ended June 30, 2022. The immaterial increase is driven by a decrease in the selling price of the property sold compared to its net book value.

Unrealized Gain on Equity Securities

	Six Months Ended June 30,		Change
(In thousands)	2023	2022	Amount	%
Unrealized gain on equity securities	$387	$323	$64	20%

Unrealized gain on equity securities increased by $0.1 million, or 20%, to $0.4 million for the six months ended June 30, 2023 as compared to $0.3 million for the six months ended June 30, 2022 primarily due to favorable market conditions in 2023 as compared to 2022.

Other Expense

	Six Months Ended June 30,		Change
(In thousands)	2023	2022	Amount	%
Other expense, net	$(6,035)	$(95)	$(5,940)	6253%

Other expense for the six months ended June 30, 2023 was $6.0 million, an increase of $5.9 million, or 6253%, compared to the six months ended June 30, 2022. The increase was primarily due to $5.8 million of transaction fees and accelerated stock-based compensation expense that incurred with the Business Combination for which we had no comparative activity during the six months ended June 30, 2022.

Non-GAAP Financial Measures

To supplement our unaudited interim consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

We use the non-GAAP financial measure Free Cash Flow, which is defined as net cash provided by (used in) operating activities, reduced by purchases of property, plant and equipment. We believe Free Cash Flow is an important liquidity measure of the cash that is available, after capital expenditures, for operational expenses and investment in our business and is a key financial indicator used by management. Free Cash Flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.

We use the non-GAAP financial measure Adjusted EBITDA, which is defined as net income (loss); excluding interest income; interest expense; other income (expense), net; income tax benefit (expense); depreciation and amortization; and certain other non-cash or non-recurring items impacting net income (loss) from time to time. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA.

These non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures compared to the closest comparable GAAP measure. Some of these limitations are that:

•
Free Cash Flow does not reflect our future contractual commitments.
•
Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of fixed assets and amortization of acquired intangible assets and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;
•
Adjusted EBITDA excludes income tax benefit (expense).

The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash (used in) provided by operating activities	$14,061	$2,178
Less:
Purchases of property, plant and equipment	(24,617)	(9,169)
Free Cash Flow	$(10,556)	$(6,991)

The following tables present a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended June 30, 2023 and 2022 (non-recurring transaction expenses recorded to other (income) expense are presented separately within Adjusted EBITDA):

	Three Months Ended June 30,
(In thousands)	2023	2022
Net income (loss)	$937	$5,934
Add (deduct):
Income tax expense	1,376	1,791
Depreciation and amortization	4,717	4,886
Interest expense, net	348	213
Stock option expense	1,661	—
Monitoring fees	262	105
Gain on sale of property	1	—
Unrealized (gain) loss on equity securities	(420)	87
Transaction expense	4,142	—
ERC credit received	—	(4,272)
Other expense, net	241	23
Adjusted EBITDA	$13,265	$8,767

	Six Months Ended June 30,
(In thousands)	2023	2022
Net income (loss)	$6,638	$7,267
Add (deduct):
Income tax expense	3,099	2,220
Depreciation and amortization	9,732	9,962
Interest (income) expense, net	922	(4)
Stock option expense	1,661	—
Monitoring fees	478	171
Gain on sale of property	(68)	(5)
Unrealized gain on equity securities	(387)	(323)
Transaction expense	5,838	—
ERC credit received	—	(4,272)
Other expense, net	197	95
Adjusted EBITDA	$28,110	$15,111

Liquidity and Capital Resources

At June 30, 2023, we had $7.2 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under the Credit Facility Agreement. We may use additional cash generated to execute strategic acquisitions or for general corporate purposes. We believe that our existing cash on hand, cash generated from operations and available borrowings under the Credit Facility Agreement will be sufficient for at least the next 12 months to meet working capital requirements and anticipated capital expenditures.

Revolving Credit Facility Agreement

Reference is made to the disclosure set forth under the heading “Revolving Credit Facility” in Note 7, Revolving Credit Facility, of the notes to the unaudited condensed consolidated financial statements included elsewhere in this Report (the ”Interim Financial Statements).

Capital Expenditures

Our capital expenditure relates to capital additions or improvements that add to our rental or repair capacity or extend the useful life of our drilling tools and related infrastructure. Also, our capital expenditures replace tools that are lost or damaged by a customer and these are funded by a rental tool recovery sale amount from the customer. We regularly incur capital expenditures on an on-going basis in order to (i) increase or maintain our rental tool fleet and equipment, (ii) extend the useful life of our rental tools and equipment and (iii) acquire or upgrade computer hardware and software. The amount of our capital expenditures is influenced by, among other things, demand for our services, recovery of lost or damaged tools, schedules for refurbishing our various rental tools and equipment, cash flow generated by our operations, expected rates of return and cash required for other purposes.

Contractual Obligations and Commitments

Our material contractual obligations arise from leases of facilities and vehicles under noncancelable operating leases agreements. See Note 14, Commitments and contingencies, of the notes to the Interim Financial Statements.

Tax Obligations

We currently have available federal net operating loss carryforwards to offset our federal taxable income, and we expect that these carryforwards will substantially reduce our cash tax payments over the next several years. If we forfeit these carryforwards for any reason or deplete them faster than anticipated, our cash tax obligations could increase substantially. For additional information, see Note 8, Income Taxes, of the notes to the Interim Financial Statements.

Cash Flows

The following table sets forth our cash flows for the period indicated:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$14,061	$2,178
Investing activities	(13,388)	(106)
Financing activities	4,338	(1,845)
Effect of changes in foreign exchange rate	(207)	(62)
Net (decrease) increase in cash and cash equivalents	$4,804	$165

Cash Flows (Used In) Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2023 was $14.1 million resulting from our net income of $8.2 million, adjusted for non-cash charges of $12.0 million in depreciation and amortization, including amortization of right of use assets and deferred financing costs, $4.0 million of stock-based compensation expense as a result of the Business Combination, $0.4 million of bad debt expense and $0.5 million in deferred tax expense. This was partially offset by a $9.1 million gain on rental tool recovery sales and $1.8 million in net changes from operating assets and liabilities. The $1.8 million in cash used in operating assets and liabilities is primarily due to a $1.8 million cash outflow in accounts receivable associated with an increase in sales and higher revenues during the first six months of 2023 compared to the first six months of 2022, a $2.2 million cash outflow from operating lease liabilities as we increase right-of-use assets on hand and a $1.5 million cash outflow from prepaid expenses due to differences in timing of prepayments. This was partially offset by a $2.3 million cash inflow in accounts payable and accrued expenses due to differences in the timing of disbursements and a $1.4 million cash flow from inventory as a result of increased sales and revenues during the first six months of 2023. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report entitled “Risk Factors.”

Net cash provided by operating activities for the six months ended June 30, 2022 was $2.2 million resulting from our net income of $7.3 million, adjusted for non-cash charges of $12.5 million in depreciation and amortization, including amortization of right of use assets, deferred financing costs, and debt discounts and $1.7 million in deferred tax expense. This was partially offset by a $6.4 million gain on rental tool recovery sales, $11.9 million in net changes from operating assets and liabilities, a $0.3 million unrealized gain on equity securities and a $1.0 million unrealized gain on interest rate swaps. The $11.9 million in cash used from operating assets and liabilities is primarily due to a $6.0 million cash outflow in accounts receivable associated with an increase in sales and higher revenue during the first six months of 2022, $0.5 million purchased inventory related to our attempt to reduce risk and uncertainties in our supply chain, $1.2 million net cash outflow in accounts payable and accrued expenses due to differences in the timing of disbursements, $1.7 million cash outflow in prepaid expenses due to differences in the timing of repayments and a $2.4 million cash outflow from increasing our right-of-use assets.

Cash Flows (Used In) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $13.4 million. Purchases of property, plant, and equipment of $24.6 million were partially offset by proceeds from rental tool recovery sales of $11.1 million and proceeds from sale of property of $0.1 million.

Net cash used in investing activities for the six months ended June 30, 2022 was $0.1 million. Purchases of property, plant, and equipment of $9.2 million were partially offset by proceeds from rental tool recovery sales of $9.0 million and proceeds from the sale of property of $0.1 million.

Cash Flows (Used In) Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $4.3 million resulting from proceeds from the Business Combination and PIPE Financing, net of transaction costs, of $23.1 million, partially offset by a net decrease in amounts outstanding under the Credit Facility Agreement of $18.3 million, payments of deferred financing costs of $0.3 million and payments to holders of DTIH convertible preferred stock in connection with the Business Combination of $0.2 million.

Net cash used in financing activities for the six months ended June 30, 2022 was $1.8 million resulting from a net decrease in amounts outstanding under the Credit Facility Agreement of $1.8 million.

Quantitative and Qualitative Disclosures about Market Risk

Credit risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with major and reputable financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided by the Canadian Deposit Insurance Corporation on such deposits but may be redeemed upon demand. We perform periodic evaluations of the relative credit standing of the financial institutions. With respect to accounts receivable, we monitor the credit quality of our customers as well as maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.

Concentration risk

During the three months ended June 30, 2023, 33% of our total revenue was earned from two customers. During the six months ended June 30, 2022, 30% of our total revenue was earned from two customers. Amounts due from these customers included in accounts receivable at June 30, 2023 were approximately $10.1 million.

Foreign currency risk

Our customers are primarily located in the United States and Canada. Therefore, foreign exchange risk exposures arise from transactions denominated in currencies other than the U.S. dollar, which is our functional and reporting currency. To date, a majority of our sales have been denominated in United States and Canadian dollars. As we expand our presence in international markets, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements to minimize the impact of these fluctuations in the exchange rates. We will periodically reassess our approach to manage our risk relating to fluctuations in currency rates.

We do not believe that foreign currency risk had a material effect on our business, financial condition, or results of operations during the periods presented.

Inflation Risk

We expect we will continue to experience inflationary pressures on our cost structure for the foreseeable future. However, tightness in overseas freight and transit times have eased. Additionally, raw material and component costs are moderating due in part to a strengthening United States dollar and weakening steel demand. Nonetheless, we cannot be confident that transit times or input prices will return to the lower levels experienced in prior years. Continued inflation and looming concerns regarding a possible recession weigh on the outlook for oil demand which could in turn negatively impact demand for our goods and services.

Cybersecurity Risk

We have a suite of controls including technology hardware and software solutions, regular testing of the resiliency of our systems including penetration and disaster recovery testing as well as regular training sessions on cybersecurity risks and mitigation strategies. We have established an incident response plan and team to take steps it determines are appropriate to contain, mitigate and remediate a cybersecurity incident and to respond to the associated business, legal and reputational risks. There is no assurance that these efforts will fully mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.

Critical Accounting Policies and Estimates

The Interim Financial Statements included in this Report have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Interim Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions that affect the reported amounts and related disclosures for the periods presented. Our estimates are based on our historical experience and other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly. Additionally, changes in assumptions, estimates or assessments due to unforeseen events or other causes could have a material impact on our financial position or results of operations.

Our significant accounting policies are described in Note 1, Summary of significant accounting policies, to the Interim Financial Statements included elsewhere in this Report on Form 10-Q. We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are inherently uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.

There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Current Report on Form 8-K dated June 20, 2023, which was filed with the SEC on June 27, 2023.

Recently Issued and Adopted Accounting Standards

A discussion of recent accounting pronouncements is included in Note 1, Summary of significant accounting policies, to the Interim Financial Statements included elsewhere in this report.

JOBS Act Accounting Election

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. In addition, as an emerging growth company, we may take advantage of certain reduced disclosure and other requirements that are otherwise applicable generally to public companies. DTI will take advantage of these exemptions until such earlier time that it is no longer an emerging growth company. DTI would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of this offering; (ii) the last day of the fiscal year in which its total annual gross revenue is equal to or more than $1.07 billion; (iii) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which it is deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Prior to the Business Combination, we had been a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2022, we identified the following deficiencies in the design or operation of our internal controls to be a material weakness:

(1)
Failure to promote effective internal control over financial reporting throughout the Company’s management structure;

(2)
Failure to develop effective risk assessment controls to identify financial reporting risks and reacting to changes in the operating environment that could have a material effect on financial reporting;

(3)
Ineffective monitoring activities to assess the operation of internal control over financial reporting; and

(4)
Inadequate documentation and monitoring of information technology (“IT”) general controls and cybersecurity processes within the Company’s IT environment, including access controls and segregation of duties between key IT functions.

We are in the process of implementing a risk assessment process and measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness, including (1) hiring more qualified staff and increasing resources with sufficient knowledge and experience to strengthen financial reporting, (2) implementing software and procedures to enhance our Company’s IT environment and (3) devoting proper time by senior management to perform comprehensive review of procedures to assess risks and enforce effective accountability. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, Note 14 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.

Our proxy statement/prospectus/consent solicitation statement filed with the SEC on May 12, 2023 (the “Proxy Statement”), describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Report or presented elsewhere by management from time to time. There have been no material changes in the risk factors that appear in the Proxy Statement. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information regarding all equity securities sold by us during the period covered by this Report that were not registered under the Securities Act was included in a Current Report on Form 8-K filed by us with the SEC on June 27, 2023, and therefore is not required to be furnished herein.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Number	Description

2.1†

Agreement and Plan of Merger, dated as of February 13, 2023, by and among ROC Energy Acquisition Corp., ROC Merger Sub, Inc. and Drilling Tools International Holdings, Inc. (incorporated by reference to Exhibit 2.1 to ROC Energy Acquisition Corp.’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on February 13, 2023).

2.2

First Amendment to the Agreement and Plan of Merger, by and among ROC Energy Acquisition Corp., ROC Merger Sub, Inc. and Drilling Tools International Holdings, Inc. (incorporated by reference to Exhibit 2.1 to ROC Energy Acquisition Corp.’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on June 9, 2023).

3.1

Second Amended and Restated Certificate of Incorporation of Drilling Tools International Corporation (incorporated by reference to Exhibit 3.1 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on June 27, 2023).

3.2

Amended and Restated Bylaws of Drilling Tools International Corporation (incorporated by reference to Exhibit 3.2 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on June 27, 2023).

4.1

Form of Specimen Common Stock Certificate of Drilling Tools International Corporation (incorporated by reference to Exhibit 4.1 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on June 27, 2023).

10.1

Form of Subscription Agreement (incorporated by reference to Exhibit 10.13 to ROC Energy Acquisition Corp.’s Registration Statement on Form S-4 (File No. 333-269763), filed with the Securities and Exchange Commission on April 21, 2023).

10.2

Form of Amendment to the Subscription Agreement (incorporated by reference to Exhibit 10.2 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on June 27, 2023).

10.3

Form of Exchange Agreement (incorporated by reference to Exhibit 10.3 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on June 27, 2023).

10.4†

Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of June 20, 2023, by and among Drilling Tools International, Inc., certain of its subsidiaries and PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on June 27, 2023).

10.5

Form of Lock-up Agreement (incorporated by reference to Exhibit 10.12 to ROC Energy Acquisition Corp.’s Registration Statement on Form S-4 (File No. 333-269763), filed with the Securities and Exchange Commission on February 14, 2023).

10.6

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on June 27, 2023).

10.7

Amended and Restated Registration Rights Agreement, dated as of February 13, 2023, between ROC Energy Acquisition Corp., ROC Energy Holdings, LLC, EarlyBird Capital, Inc., HHEP‑Directional, L.P., RobJon Holdings, L.P. and Michael W. Domino, Jr. (incorporated by reference to Exhibit 10.18 to ROC Energy Acquisition Corp.’s Registration Statement on Form S‑4 (File No. 333-269763), filed with the Securities and Exchange Commission on February 14, 2023).

10.8#

Form of 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to ROC Energy Acquisition Corp.’s Registration Statement on Form S-4 (File No. 333-269763), filed with the Securities and Exchange Commission on February 14, 2023).

10.9

Assignment and Assumption Agreement, dated as of June 20, 2023, between Drilling Tools International Holdings, Inc. and Drilling Tools International Corporation (incorporated by reference to Exhibit 10.13 to Drilling Tools International Corporation’s Registration Statement on Form S-1 (File No. 333-273348), filed with the Securities and Exchange Commission on July 20, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). We agree to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Drilling Tools International Corporation

Date: August 14, 2023	By:	/s/ David R. Johnson
David R. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)