Form 10-Q
period 2023-09-30
Drilling Tools International Corp
filed 2023-11-14
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 14, 2023, the registrant had 29,768,568 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report on Form 10-Q (this "Report") may constitute "forward-looking statements" for purposes of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward‑looking. Forward-looking statements in this Report may include, for example, statements about:

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
•
the impact of the COVID-19 pandemic;
•
the impact of the ongoing Russia-Ukraine and Israel-Hamas conflicts on the global economy;
•
application of oilfield anti-indemnity limitations enacted by certain states;
•
our ability to obtain additional capital;
•
the impact of restrictive covenants in the Amended and Restated Revolving Credit, Security and Guaranty Agreement among Drilling Tools International, Inc., certain of its subsidiaries, Drilling Tools International Corporation and PNC Bank, National Association, dated as of June 20, 2023 (the “Credit Facility Agreement”);
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$3,989	$2,352
Accounts receivable, net	29,073	28,998
Inventories, net	6,586	3,281
Prepaid expenses and other current assets	4,976	4,381
Investments - equity securities, at fair value	995	1,143
Total current assets	45,619	40,155
Property, plant and equipment, net	64,569	44,154
Operating lease right-of-use asset	19,621	20,037
Intangible assets, net	228	263
Deferred financing costs, net	460	226
Deposits and other long-term assets	939	383
Total assets	$131,436	$105,218
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,089	$7,281
Accrued expenses and other current liabilities	11,864	7,299
Current portion of operating lease liabilities	3,940	3,311
Revolving line of credit	—	18,349
Total current liabilities	23,893	36,240
Operating lease liabilities, less current portion	15,753	16,691
Deferred tax liabilities, net	6,926	3,185
Total liabilities	46,572	56,116
Commitments and contingencies (See Note 14)
Redeemable convertible preferred stock
Series A redeemable convertible preferred stock*, par value $0.01; nil shares and 30,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; nil shares and 6,719,641 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	17,878

Shareholders' equity
Common stock*, par value $0.0001; 500,000,000 shares and 65,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 29,768,568 shares and 11,951,137 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	1
Preferred stock, par value $0.0001; 10,000,000 and nil shares authorized at September 30, 2023 and December 31, 2022, respectively; nil shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	95,218	52,388
Accumulated deficit	(10,129)	(21,054)
Less treasury stock, at cost; nil shares at September 30, 2023 and December 31, 2022	—	—
Accumulated other comprehensive loss	(228)	(111)
Total shareholders' equity	84,864	31,224
Total liabilities, redeemable convertible preferred stock and shareholders' equity	$131,436	$105,218

* Shares of legacy redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenue, net:
Tool rental	$29,361	$26,837	$90,639	$70,277
Product sale	8,777	9,710	26,206	22,619
Total revenue, net	38,138	36,547	116,845	92,896
Operating costs and expenses:
Cost of tool rental revenue	7,956	7,586	23,785	20,578
Cost of product sale revenue	1,195	1,372	3,655	3,785
Selling, general, and administrative expense	16,552	14,692	50,999	36,424
Depreciation and amortization expense	5,303	4,820	15,035	14,782
Total operating costs and expenses	31,006	28,470	93,474	75,569
Operating income	7,132	8,077	23,371	17,327
Other expense, net:
Interest expense, net	(73)	(45)	(995)	(41)
Gain on sale of property	—	102	68	107
Unrealized loss on equity securities	(535)	(398)	(148)	(75)
Other expense, net	(135)	(114)	(6,170)	(209)
Total other expense, net	(743)	(455)	(7,245)	(218)
Income before income tax expense	6,389	7,622	16,126	17,109
Income tax expense	(2,102)	(626)	(5,201)	(2,846)
Net income	$4,287	$6,996	$10,925	$14,263
Accumulated dividends on redeemable convertible preferred stock	—	294	314	883
Net income available to common shareholders	$4,287	$6,702	$10,611	$13,380
Basic earnings per share	$0.14	$0.56	$0.57	$1.12
Diluted earnings per share	$0.14	$0.36	$0.46	$0.72
Basic weighted-average common shares outstanding	29,768,568	11,951,137	18,608,708	11,951,137
Diluted weighted-average common shares outstanding	30,043,546	19,677,507	23,554,593	19,677,507
Comprehensive income:
Net income	$4,287	$6,996	$10,925	$14,263
Foreign currency translation adjustment, net of tax	90	(24)	(117)	(86)
Net comprehensive income	$4,377	$6,972	$10,808	$14,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, December 31, 2021	20,370,377	$16,689	53,175,028	$532	(811,156)	$(933)	$53,979	$(42,134)	$(284)	$11,160
Retroactive application of Merger	(13,650,736)	-	(41,223,891)	(531)	811,156	933	(402)	-	-	-
Adjusted Balances, beginning of period*	6,719,641	16,689	11,951,137	1	—	—	53,577	(42,134)	(284)	11,160
Accretion of redeemable convertible preferred stock to redemption value	-	294	-	-	-	-	(294)	-	-	(294)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	-	-	(75)	(75)
Net income	-	-	-	-	-	-	-	1,333	-	1,333
BALANCE, March 31, 2022	6,719,641	$16,983	11,951,137	$1	—	$—	$53,283	$(40,801)	$(359)	$12,124
Accretion of redeemable convertible preferred stock to redemption value	-	295	-	-	-	-	(295)	-	-	(295)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	-	-	13	13
Net income	-	-	-	-	-	-	-	5,934	-	5,934
BALANCE, June 30, 2022	6,719,641	$17,278	11,951,137	$1	—	$—	$52,988	$(34,867)	$(346)	$17,776
Accretion of redeemable convertible preferred stock to redemption value		294					(294)			(294)
Foreign currency translation adjustment, net of tax									(24)	(24)
Net income								6,996		6,996
BALANCE, September 30, 2022	6,719,641	$17,572	11,951,137	$1	—	$—	$52,694	$(27,871)	$(370)	$24,454

* Shares of legacy redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, December 31, 2022	20,370,377	$17,878	53,175,028	$532	(811,156)	$(933)	$52,790	$(21,054)	$(111)	$31,224
Retroactive application of Merger	(13,650,736)	-	(41,223,891)	(531)	811,156	933	(402)	-	-	-
Adjusted Balances, beginning of period*	6,719,641	17,878	11,951,137	1	-	-	52,388	(21,054)	(111)	31,224
Accretion of redeemable convertible preferred stock to redemption value	-	314	-	-	-	-	(314)	-	-	(314)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	5,701	-	5,701
BALANCE, March 31, 2023	6,719,641	$18,192	11,951,137	$1	—	$—	$52,074	$(15,353)	$(111)	$36,611
Net exercise of DTIH stockholders stock options (Note 2)	-	-	36,163	-	-	-	-	-	-	-
Exchange of DTIH redeemable convertible preferred stock for DTIC Common Stock (Note 2)	(6,719,641)	(18,192)	6,719,641	1	-	-	7,192	-	-	7,193
Issuance of DTIC Common Stock to former holders of DTIH redeemable convertible preferred stock in connection with Exchange Agreements (Note 2)	-	-	2,042,181	-	-	-	10,805	-	-	10,805
Merger, net of redemptions and transaction costs (Note 2)	-	-	5,711,721	1	-	-	(8,839)	-	-	(8,838)
Issuance of DTIC Common Stock in connection with the consummation of the PIPE Financing (Note 2)	-	-	2,970,296	-	-	-	30,000	-	-	30,000
Stock-based compensation			337,429				3,986			3,986
Foreign currency translation adjustment, net of tax	-	-	-	-		-	-	-	(207)	(207)
Net income	-	-	-	-	-	-	-	937	-	937
BALANCE, June 30, 2023	—	$—	29,768,568	$3	—	$—	$95,218	$(14,416)	$(318)	$80,487
Foreign currency translation adjustment, net of tax									90	90
Net income								4,287		4,287
BALANCE, September 30, 2023	—	$—	29,768,568	$3	—	$—	$95,218	$(10,129)	$(228)	$84,864

* Shares of legacy redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$10,925	$14,263
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	15,035	14,782
Amortization of deferred financing costs	88	74
Amortization of debt discount	-	52
Non-cash lease expense	3,418	3,087
Provision for excess and obsolete inventory	22	29
Provision for excess and obsolete property and equipment	381	400
Bad debt expense	502	223
Deferred tax expense	3,741	697
Gain on sale of property	(68)	(107)
Unrealized loss on equity securities	148	75
Unrealized gain on interest rate swap	—	(1,373)
Realized loss on interest rate swap	4	—
Gross profit from sale of lost-in-hole equipment	(13,968)	(12,595)
Stock-based compensation expense	3,986	—
Changes in operating assets and liabilities:
Accounts receivable, net	(577)	(8,531)
Prepaid expenses and other current assets	(92)	(5,456)
Inventories, net	(2,876)	(261)
Operating lease liabilities	(3,311)	(3,100)
Accounts payable	(888)	(2,046)
Accrued expenses and other current liabilities	1,014	5,428
Net cash flows from operating activities	17,484	5,641
Cash flows from investing activities:
Proceeds from sale of property and equipment	126	1,021
Purchase of property, plant and equipment	(36,776)	(16,235)
Proceeds from sale of lost-in-hole equipment	16,623	16,287
Net cash from investing activities	(20,027)	1,073
Cash flows from financing activities:
Proceeds from Merger and PIPE Financing, net of transaction costs	23,162	—
Payment of deferred financing costs	(322)	(149)
Proceeds from revolving line of credit	71,646	76,471
Payments on revolving line of credit	(89,995)	(82,239)
Payments on finance leases	—	(10)
Payments to holders of DTIH redeemable convertible preferred stock in connection with retiring their DTI stock upon the Merger	(194)	—
Net cash from financing activities	4,297	(5,927)
Effect of Changes in Foreign Exchange Rate	(117)	(86)
Net Change in Cash	1,637	701
Cash at Beginning of Period	2,352	52
Cash at End of Period	$3,989	$753
Supplemental cash flow information:
Cash paid for interest	$901	$884
Cash paid for income taxes	$2,546	$1,925
Non-cash investing and financing activities:
ROU assets obtained in exchange for lease liabilities	$3,002	$5,246
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	$451	$1,776
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,733	$1,459
Non-cash directors and officers insurance	$1,063	$—
Non-cash Merger financing	$2,000	$—
Exchange of DTIH redeemable convertible preferred stock for DTIC Common Stock in connection with Merger	$7,193	$—
Issuance of DTIC Common Stock to former holders of DTIH redeemable convertible preferred stock in connection with Exchange Agreements	$10,805	$—
Deferred financing fees included in accounts payable	$—	$69
Accretion of redeemable convertible preferred stock to redemption value	$314	$883

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

Certain items included in the comparative financial statements for the prior period have been reclassified to conform to the current period presentation.

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with U.S. GAAP and, in the opinion of the Company, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2023, and its results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The condensed consolidated balance sheet at December 31, 2022, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

COVID-19 Related Credits and Relief

As a response to the COVID-19 outbreak, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and provided an Employee Retention Credit (“ERC”) which is a refundable tax credit against certain employment taxes equal to 50% of qualified wages paid, up to $10 thousand per employee annually for wages paid. Additional relief provisions were passed by the United States government, which extended and expanded the qualified wage caps on these credits to 70% of qualified wages paid, up to $10 thousand per employee per quarter, through September 30, 2021. In November 2021, the Infrastructure Investment and Jobs Act was signed into law and ended the employee retention credit early, making wages paid after December 31, 2021, ineligible for the credit.

ERC benefits of nil and $4.3 million were included in selling, general, and administrative expense as an offset to the related compensation expenses in the unaudited condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2022, respectively. ERC benefits receivable of nil and $2.1 million were included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively. The Company received all ERC benefits receivables in January 2023, resulting in the ERC benefits receivable balance to be nil as of September 30, 2023.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes as of the date of the unaudited condensed consolidated financial statements. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. In the current macroeconomic and business environment affected by the Russia-Ukraine and Israel-Hamas conflicts and inflationary pressures, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

Foreign Currency Translation and Transactions

The Company has determined that the functional and reporting currency for its operations across the globe is the functional currency of the Company’s international subsidiaries. Accordingly, all foreign balance sheet accounts have been translated into United States dollars using the rate of exchange at the respective balance sheet date. Components of the unaudited condensed consolidated statements of income and comprehensive income have been translated at the average rates for the year of the reporting period. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the unaudited condensed consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2023, the aggregate foreign currency translation included in the unaudited condensed consolidated statements of income and comprehensive income totaled approximately $0.1 million in gains and $0.1 million in losses, respectively. For the three and nine months ended September 30, 2022, the aggregate foreign currency translation included in the unaudited condensed consolidated statements of income and comprehensive income totaled $24 thousand and $0.1 million in losses, respectively.

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

The Company records the amounts billed to customers in excess of recognizable revenue as deferred revenue on its unaudited condensed consolidated balance sheet.

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

Revenue per geographic location

Revenue generated was concentrated within the United States. For the three and nine months ended September 30, 2023, the revenue generated within the United States was $34.9 million and $106.6 million, respectively, or 92% and 91% of total revenues, respectively. For the three and nine months ended September 30, 2023, the revenue generated outside of the United States, in Canada and International, was $3.2 million and $10.2 million, respectively, or 8% and 9% of total revenues, respectively. For the three and nine months ended September 30, 2022, the revenue generated within the United States was $33.4 million and $84.9 million, respectively, or 91% and 91% of total revenues, respectively. For the three and nine months ended September 30, 2022, the revenue generated outside of the United States, in Canada and International, was $3.2 million and $8.0 million, respectively, or 9% and 9% of total revenues, respectively.

Contract Assets and Contract Liabilities

Contract assets represent the Company’s rights to consideration for work completed but not billed. As of September 30, 2023 and December 31, 2022, the Company had contract assets of $4.4 million and $4.8 million, respectively. Contract assets were recorded in accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of September 30, 2023 and December 31, 2022, the Company did not have any material contract liabilities. All deferred revenue were expected to be recognized during the following 12 months, and they were recorded in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Accounts Receivable, net

The Company’s accounts receivable consists principally of uncollateralized amounts billed to customers. These receivables are generally due within 30 to 60 days of the period in which the corresponding sales or rentals occur and do not bear interest. They are recorded at net realizable value less an allowance for doubtful accounts and are classified as account receivable, net on the unaudited condensed consolidated balance sheets.

Allowance for Doubtful Accounts

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses, on December 31, 2022, which was retroactively applied as of the first day of fiscal year 2022. This accounting standard requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Prior to the adoption of this accounting standard, the Company recorded incurred loss reserves against receivable balances based on current and historical information.

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

As of September 30, 2023 and December 31, 2022, the allowance for doubtful accounts totaled $1.8 million and $1.5 million, respectively.

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

Leases

The Company adopted ASC 842, Leases (“ASC 842”) as of January 1, 2022 using the modified retrospective transition approach, with no restatement of prior periods or cumulative adjustments to retained earnings. Upon adoption, the Company elected the package of transition practical expedients, which allowed it to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company elected the use-of-hindsight to reassess lease term. The Company elected not to recognize leases with an initial term of 12 months or less within the unaudited condensed consolidated balance sheets and to recognize those lease payments on a straight-line basis in the unaudited condensed consolidated statements of income and comprehensive income over the lease term. The new lease accounting standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the practical expedient to not separate lease and non-lease components for all leases.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the unaudited condensed consolidated balance sheets. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.

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

For the three and nine months ended September 30, 2023 and 2022, management determined that there were no triggering events necessitating impairment testing of property, plant, and equipment or intangible assets.

Investments - Equity Securities

Equity securities are stated at fair value. Unrealized gains and losses are reflected in the unaudited condensed consolidated statements of income and comprehensive income. The Company periodically reviews the securities for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of the three and nine months ended September 30, 2023 and September 30, 2022, the Company believes the cost of the securities was recoverable in all material respects.

Redeemable Convertible Preferred Stock

Prior to the closing of the Merger, there were outstanding shares of DTIH Series A redeemable convertible preferred stock ("the "redeemable convertible preferred stock"), which was classified outside of permanent equity in mezzanine equity on the unaudited condensed consolidated balance sheets as it was redeemable on a fixed date.

Upon the closing of the Merger, all of the redeemable convertible preferred stock was canceled in exchange for DTIC common stock and the right to receive cash. Accordingly, there was no redeemable convertible preferred stock outstanding as of September 30, 2023. As of December 31, 2022, the carrying value of the redeemable convertible preferred stock outstanding was $17.9 million.

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

The Board of Directors of the Company has not issued any shares of any classes or series of preferred stock as of September 30, 2023, and through the date these financial statements were available to be issued.

Cost of Revenue

The Company recorded all operating costs associated with its product sales and tool rental revenue streams in cost of product sale revenue and cost of tool rental revenue, respectively, in the unaudited condensed consolidated statements of income and comprehensive income. All indirect operating costs, including labor, freight, contract labor and others, are included in selling, general, and administrative expense in the unaudited condensed consolidated statements of income and comprehensive income.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options and restricted stock awards, be measured based on the grant-date fair value of the award. The Company determines the fair value of stock options granted using the Black-Scholes-Merton option-pricing model (“Black-Scholes model”) and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period, net of estimated forfeitures. Because the Company’s common stock was not yet publicly traded for any of its stock options granted to date, the Company estimated the fair value of its common stock as of the grant date and used these estimates as inputs into the Black-Scholes model. The Board of Directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors considered include, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the redeemable convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares. During the nine months ended September 30, 2023 and 2022, the Company did not grant any stock options. For any grants of stock options subsequent to the Company being publicly traded, the Company will use the quoted market price as of the grant date as an input into the Black-Scholes model.

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the unaudited condensed consolidated financial statements and consist of taxes currently due plus deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

The Company follows guidance issued by the FASB in accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the unaudited condensed consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits and upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the unaudited condensed consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. The Company has no uncertain tax positions at September 30, 2023 and December 31, 2022. The Company believes there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the unaudited condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2023 and 2022.

Derivative Financial Instruments

From time to time, the Company may enter into derivative instruments to manage exposure to interest rate fluctuations. During 2016, the Company entered into an interest swap agreement with respect to amounts outstanding under its revolving line of credit.

The Company’s interest rate swap is a pay-fixed, receive-variable interest rate swap based on SOFR swap rate. The SOFR swap rate is observable at commonly quoted intervals for the full term of the swap and therefore is considered a Level 2 item. For interest rate swaps in an asset position, the credit standing of the counterparty is analyzed and factored into the fair value measurement of the asset. The impact of the Company’s creditworthiness has also been factored into the fair value measurement of the interest rate swap in a liability position. For the three and nine months ended September 30, 2023 and 2022, the application of valuation techniques applied to similar assets and liabilities has been consistent.

This arrangement was designed to manage exposure to interest rate fluctuations by effectively exchanging existing obligations to pay interest based on floating rates for obligations to pay interest based on a fixed rate. These derivatives are marked-to-market at the end of each quarter and the realized/unrealized gain or loss is recorded as interest expense. For the three and nine months ended September 30, 2022, the Company recognized an unrealized gain due to the change in fair value of its interest rate swap of approximately $0.4 million and $1.4 million, respectively in its unaudited condensed consolidated statements of income and comprehensive income.

The interest swap agreement was settled on July 10, 2023. Upon settlement, the swap had a fair value of $0.4 million. For the three and nine months ended September 30, 2023, the settlement resulted in a realized loss of $4 thousand. The realized losses are included in other expense, net in the unaudited condensed consolidated statements of income and comprehensive income.

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

Asset and liabilities measured at fair value are summarized as follows (in thousands):

	Assets at Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Investments, equity securities	$995	$—	$—	$995
Total assets at fair value	$995	$—	$—	$995

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Investments, equity securities	$1,143	$—	$—	$1,143
Interest rate swap	—	476	—	476
Total assets at fair value	$1,143	$476	$—	$1,619

As of September 30, 2023 and December 31, 2022, the Company did not have any Level 3 assets or liabilities.

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

During the three months ended September 30, 2023 and 2022, the Company generated approximately 28% and 26%, respectively, of its revenue from two customers. During the nine months ended September 30, 2023 and 2022, the Company generated approximately 28% and 27%, respectively, of its revenue from two customers. Amounts due from these customers included in accounts receivable at September 30, 2023 and December 31, 2022 were approximately $8.4 million and $8.6 million, respectively.

During the three months ended September 30, 2023 and 2022, the Company had one and two vendors that represented approximately 15% and 30% of its vendor purchases, respectively. During the nine months ended September 30, 2023 and 2022, the Company had two and one vendors that represented approximately 21% and 16% of its vendor purchases, respectively. Amounts due to these vendors included in accounts payable at September 30, 2023 and December 31, 2022 were approximately $1.8 million and $1.0 million, respectively.

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
•
DTIH entered into a transaction services agreement (the "TSA") with Hicks Holdings Operating LLC ("HHLLC") on January 27, 2012, as amended February 13, 2023, pursuant to which DTIH must pay HHLLC a transaction fee equal to 1.5% of any subsequent transaction, as defined in the TSA. The Merger constitutes a subsequent transaction per the TSA and, therefore, the Board authorized DTIH to issue 1,149,830 shares of DTIH common stock to HHLLC and 328,611 shares of DTIH common stock to a stockholder of DTIH who is affiliated with HHLLC, immediately prior to the closing of the Merger. The DTIH common stock was issued immediately prior to the closing of the Merger and the issuance resulted in the recognition of $2.3 million of stock-based compensation expense within other expense on the unaudited condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2023. The shares of DTIH common stock issued were exchanged for 337,429 shares of DTIC Common Stock as of the date of the closing of the Merger in accordance with the Common Exchange Ratio. The $2.3 million of stock-based compensation was recorded by taking the $6.95 quoted market price of the Company's common stock as of the date and time of the closing of the Merger and multiplying this price by the 337,429 shares of DTIC Common Stock Issued.
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

The proceeds received by the Company from the Merger and PIPE Financing, net of transaction costs, totaled $23.2 million.

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

The following table presents the total DTIC Common Stock outstanding immediately after the closing of the Merger:

Exchange of ROC common stock not subject to possible redemption for DTIC Common Stock upon Merger	3,403,500
Conversion of ROC Public Rights into shares of DTIC Common Stock	2,070,000
Conversion of ROC Private Rights into shares of DTIC Common Stock	79,600
Exchange of ROC common stock subject to possible redemption that was not redeemed for DTIC Common Stock	158,621
Subtotal - Merger, net of redemptions	5,711,721
Issuance of DTIC Common Stock in connection with PIPE Financing	2,970,296
Exchange of DTIH common stock outstanding as of December 31, 2022 for DTIC Common Stock	11,951,137
Exchange of DTIH redeemable convertible preferred stock outstanding as of December 31, 2022 for DTIC Common Stock	6,719,641
Issuance of shares as stock-based compensation to former DTIH stockholders as part of transaction services agreement upon the Merger	337,429
Issuance of DTIC Common Stock to former holders of DTIH redeemable convertible preferred stock in connection with Exchange Agreements	2,042,181
Net exercise of stock options by DTIH stockholder	36,163
Total - DTIC Common Stock outstanding as a result of Merger, PIPE Financing, DTIH for DTIC share exchanges, transaction services agreement, Exchange Agreements, and exercise of stock options	29,768,568

NOTE 3 – INVESTMENTS – EQUITY SECURITIES

The following table shows the cost and fair value of the Company’s investments in equity securities (in thousands):

	Cost	Unrealized Loss	Fair Value
September 30, 2023	$999	$(4)	$995

	Cost	Unrealized Gain	Fair Value
December 31, 2022	$999	$144	$1,143

Unrealized holding losses on equity securities for the three months ended September 30, 2023 and 2022 were approximately $0.5 million and $0.4 million, respectively. Unrealized holding losses on equity securities for the nine months ended September 30, 2023 and 2022 were approximately $0.1 million and $0.1 million, respectively.

NOTE 4 – BALANCE SHEET DETAILS - CURRENT ASSETS AND CURRENT LIABILITIES

Inventories, net

The following table shows the components of inventory (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$6,638	$3,377
Finished goods	108	115
Total inventories	6,746	3,492
Allowance for obsolete inventory	(160)	(211)
Inventories, net	$6,586	$3,281

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses:
ERC benefits receivable	$—	$2,117
Deposits on inventory	2,040	680
Prepaid income tax	565	—
Prepaid insurance	1,621	358
Prepaid rent	371	381
Prepaid equipment	178	179
Prepaid other	187	173
Other current assets:
Interest rate swap asset	$—	$476
Other	14	17
Total	$4,976	$4,381

Accrued expenses and other current liabilities

The following table shows the components of accrued expenses and other current liabilities (in thousands):

	September 30, 2023	December 31, 2022
Accrued expenses:
Accrued compensation and related benefits	$5,306	$3,392
Accrued insurance	1,564	525
Accrued transaction advisory fees	1,500	—
Accrued professional services	2	509
Accrued interest	58	62
Accrued property taxes	835	41
Other	111	38
Other current liabilities:
Income tax payable	$2,129	$1,780
Sales tax payable	204	587
Unbilled lost-in-hole revenue	155	282
Deferred revenue	—	83
Total accrued expenses and other current liabilities	$11,864	$7,299

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

The following table shows the component of property, plant and equipment, net (in thousands):

	Estimated Useful Lives (in Years)	September 30, 2023	December 31, 2022
Rental tools and equipment	5-10	186,042	160,973
Buildings and improvements	5-40	6,634	5,781
Office furniture, fixtures and equipment	3-5	2,362	2,101
Transportation and equipment	3-5	796	827
Total property, plant and equipment		195,834	169,682
Less: accumulated deprecation		(131,265)	(125,537)
Property, plant and equipment, net (excluding construction in progress)		64,569	44,145
Construction in progress		-	9
Property, plant and equipment, net		$64,569	$44,154

Total depreciation expense for the three months ended September 30, 2023 and 2022 was approximately $5.3 million and $4.8 million, respectively. Total depreciation expense for the nine months ended September 30, 2023 and 2022 was approximately $15.0 million and $14.7 million, respectively. The Company has not acquired any property, plant and equipment under capital leases.

Property, plant and equipment, net, were concentrated within the United States. As of September 30, 2023 and December 31, 2022, property, plant and equipment, net held within the United States was $62.4 million and $41.8 million, respectively, or 97% and 95% of total property, plant and equipment, net, respectively. As of September 30, 2023 and December 31, 2022 property, plant and equipment, net held outside of the United States, in Canada, was $2.2 million and $2.3 million, or 3% and 5% of total property, plant and equipment net for both periods.

NOTE 6 – INTANGIBLE ASSETS, NET

The following table shows the components of intangible assets, net (in thousands):

	Useful Lives (in Years)	September 30, 2023	December 31, 2022
Trade name	10-13	$1,280	$1,280
Technology	13	270	270
Total intangible assets		1,550	1,550
Less: accumulated amortization		(1,322)	(1,287)
Intangible assets, net		$228	$263

Total amortization expense for the three months ended September 30, 2023 and 2022 was approximately $12 thousand and $12 thousand, respectively. Total amortization expense for the nine months ended September 30, 2023 and 2022 was approximately $35 thousand and $0.1 million, respectively.

NOTE 7 – REVOLVING CREDIT FACILITY

In December 2015, the Company entered into a credit facility with PNC Bank, National Association (the "Credit Facility"). The facility provides for a revolving line of credit with a maximum borrowing amount totaling $60.0 million, as of September 30, 2023 and December 31, 2022.

On June 20, 2023, the Company entered into the Amended and Restated Revolving Credit, Security and Guaranty Agreement among Drilling Tools International, Inc., certain of its subsidiaries, Drilling Tools International Corporation and PNC Bank, National Association (the “Credit Facility Agreement”) that modified the terms of its previous agreement and related amendments. This amended agreement modified certain defined terms in the previous agreement, removed the $20.0 million unfunded capital expenditures requirement, removed the $9.0 million sublimit to the Company's Canadian entity and changed the legal debtor from DTIH to DTIC. See Note 2 - Merger for further discussion of the Merger.

For the three and nine months ended September 30, 2023, the interest on the amount drawn was based on SOFR or the bank’s base lending rate plus applicable margin (approximately 8.32% at September 30, 2023). The Credit Facility is collateralized by substantially all the assets of the Company and matures December 31, 2025.

As of September 30, 2023, there were no amounts drawn against the line of credit.

The Company is subject to various restrictive covenants associated with these borrowings including, but not limited to, a fixed charge ratio, and a minimum amount of undrawn availability. As of September 30, 2023, the Company was in compliance with all restrictive covenants.

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

The Default Rate Derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the Default Rate Derivative was negligible as of September 30, 2023 and December 31, 2022 and therefore no amounts were recorded as of September 30, 2023 or December 31, 2022.

NOTE 8 – INCOME TAXES

The Company recorded income tax expense on the unaudited condensed consolidated statements of income and comprehensive income of $2.1 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded income tax expense on the unaudited condensed consolidated statements of income and comprehensive income of $5.2 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company calculates its tax provision using the discreet quarter methodology. The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 were provisions of 32.9% and 8.2%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 were provisions of 32.3% and 16.6%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to permanent differences, including disallowed transaction expenses, as well as state taxes and foreign income taxes on the Company's international operations.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. There was no change to the valuation allowance during the three and nine months ended September 30, 2023 and 2022.

NOTE 9 – STOCK-BASED COMPENSATION

On June 20, 2023, the Company adopted the Drilling Tools International Corporation 2023 Omnibus Incentive Plan (the 2023 Plan). The 2023 Plan became effective on the closing of the Merger, which also occurred on June 20, 2023. The 2023 Plan provides for the issuance of shares of Common Stock up to ten percent (10%) of the shares of outstanding Common Stock as of the closing of the Merger (which equates to 2,976,854 shares as of September 30, 2023) and automatically increases on the first trading day of each calendar year by the number of shares of Common Stock equal to three percent (3%) of the total number of outstanding Common Stock on the last day of the prior calendar year. The 2023 Plan allows for awards to be issued to employees, non-employee directors, and consultants in the form of options, stock appreciation rights, restricted shares, restricted stock units, performance based awards, other share-based awards, other cash-based awards, or a combination of the foregoing. As of September 30, 2023, there were 2,976,854 shares of Common Stock available for issuance under the 2023 Plan.

In connection with the Merger, all outstanding options to purchase shares of DTIH common stock were canceled and exchanged for options to purchase shares of DTIC Common Stock ("Company Options"). The number of Company Options issued and the associated exercise prices were adjusted using the Common Exchange Ratio used for the Merger (see Note 2 - Merger). As a result of the Merger, the Company issued options to purchase a total of 2,361,722 shares of the Company's Common Stock to former holders of the DTIH stock options. The vesting schedules, remaining term, and provisions (other than the adjusted number of underlying shares and exercise prices) of the Company Options issued, are identical to the vesting schedules, remaining term, and other provisions of the DTIH stock options that were exchanged. Per a post-closing amendment, Company Options currently held by former holders of DTIH stock options are no longer subject to employment considerations.

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

During the three and nine months ended September 30, 2022, there were no options granted, exercised or forfeited.

During the nine months ended September 30, 2023, the Company recognized $1.7 million of stock-based compensation expense within selling, general, and administrative expense on the unaudited condensed consolidated statements of income and comprehensive income related to the accelerated vesting of an executive's 534,063 performance-based stock options. The performance conditions were satisfied upon completion of the Merger and all 534,063 performance-based stock options vested on June 20, 2023.

During the nine months ended September 30, 2023, the Company recognized $2.3 million of stock-based compensation expense within other expense on the unaudited condensed consolidated statements of income and comprehensive income as a result of the issuance of shares in accordance with the TSA with HHLLC (see Note 2 - Merger).

During the three months ended September 30, 2023, there was no stock-based compensation expense recognized.

NOTE 10 – OTHER EXPENSES, NET

The following table shows the components of other expenses, net for the three months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30, 2023	Three months ended September 30, 2022
Transaction fees	(124)	—
Other, net	(11)	(114)
Other expense, net	$(135)	$(114)

The following table shows the components of other expenses, net for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
HHLLC stock-based compensation	$(2,339)	$—
Transaction fees	(3,623)	—
Other, net	(256)	(209)
Interest income	48	—
Other expense, net	$(6,170)	$(209)

NOTE 11 – RELATED PARTY TRANSACTIONS

Management fees

For the three months ended September 30, 2023 and 2022, management fees paid to Hicks Holdings Operating LLC, a shareholder of the Company, were approximately $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2023 and 2022, management fees paid to Hicks Holdings Operating LLC were approximately $0.9 million and $0.4 million, respectively. Management fees paid to a shareholder are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

Leases

For the three months ended September 30, 2023 and 2022, the Company paid rent expense to Cree Investments, LLC, a shareholder of the Company, of approximately $13 thousand and $13 thousand, respectively, relating to the lease of a building. For the nine months ended September 30, 2023 and 2022, the Company paid rent expense to Cree Investments, LLC of approximately $38 thousand and $38 thousand, respectively, relating to the lease of a building. Future minimum lease payments related to this lease are included in the future minimum lease schedule in Note 12 - Leases.

Tools

For the three and nine months ended September 30, 2022, the Company paid $4.0 thousand to Heath Woodrum, a shareholder of the Company, for tools.

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

NOTE 12 – LEASES

The Company leases various facilities and vehicles under noncancelable operating lease agreements. The remaining lease terms for our leases range from 1 month to 14 years. These leases often include options to extend the term of the lease which may be for periods of up to 5 years. When it is reasonably certain that the option will be exercised, the impact of the renewal term is included in the lease term for purposes of determining total future lease payments and measuring the ROU asset and lease liability. We apply the short-term lease policy election, which allows us to exclude from recognition leases with an original term of 12 months or less. We have not entered into any finance leases as of September 30, 2023.

For the three and nine months ended September 30, 2023, the components of the Company’s lease expense were as follows (in thousands):

	Three months ended September 30, 2023	Three months ended September 30, 2022
Operating Lease Cost	$1,543	$1,449
Short-term Lease Cost	33	41
Variable Lease Cost	78	80
Sublease Income	—	(46)
Total Lease Cost	$1,654	$1,524

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Operating Lease Cost	$4,593	$4,322
Short-term Lease Cost	96	108
Variable Lease Cost	242	225
Sublease Income	(76)	(137)
Total Lease Cost	$4,855	$4,518

Supplemental balance sheet information related to leases was as follows (in thousands):

Nine months ended
September 30, 2023
Weighted-average remaining lease term (in years)	6.65
Weighted average discount rate	5.79%

Nine months ended
September 30, 2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,002
Cash paid for amounts included in the measurement of lease liabilities	4,153

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2023 were as follows (in thousands):

2023	$1,283
2024	4,835
2025	4,036
2026	3,476
2027	2,439
Thereafter	7,545
Total lease payments	$23,614
Less: imputed interest	(3,921)
Present value of lease liabilities	$19,693

The Company leases downhole drilling tools to companies in the oil and natural gas industry. Such leases are accounted for in accordance with ASC 842. For the three and nine months ended September 30, 2023, tool rental revenue was approximately $29.4 million and $90.6 million, respectively. Our lease contract periods are short-term in nature and are typically daily, monthly, per well, or footage based. Due to the short term nature of the contracts, no maturity table is presented.

NOTE 13 – EMPLOYEE BENEFITS

The Company has a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code. All employees are auto enrolled at a 3% contribution, unless they opt out, beginning on the first plan entry date following six months of service. Plan entry dates are the first day of January and July. In March of 2020, the Company suspended any employee contribution match effective immediately and through the end of 2021. The match was reinstated on January 1, 2022. For 2022, the Company matched employee contributions 150% of the first 3% of employee contributions, not to exceed $2 thousand per participant per calendar year. Employees vest in employer contributions over six years. The contribution is limited to the maximum contribution allowed under the Internal Revenue Service Regulations. The total expense for the three months ended September 30, 2023 and 2022 was approximately $0.1 million and $0.1 million, respectively. The total expense for the nine months ended September 30, 2023 and 2022 was approximately $0.4 million and $0.4 million, respectively.

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

As of September 30, 2023 a petition was filed against Premium Tools LLC, a wholly owned subsidiary of DTIC, by Exco Resources Inc. The Company believes the ultimate resolution of this petition will not have a material adverse effect on its unaudited condensed consolidated balance sheets, statements of operations and comprehensive income or cash flows. In addition, a former employee has filed a claim under the Fair Labor Standards Act of 1938, as amended (the “FLSA”) seeking overtime payment. The Company believes this claim will be disallowed and will not have a material adverse effect on its unaudited condensed consolidated balance sheets, statements of operations and comprehensive income or cash flows. As of December 31, 2022, the Company had not been subject to any pending litigation claims.

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

The following table sets forth the computation of the Company’s basic and diluted net earnings per share for the three and nine months ended September 30, 2023 and 2022 (in thousands except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$4,287	$6,996	$10,925	$14,263
Less: Redeemable convertible preferred stock dividends	—	(294)	(314)	(883)
Net income (loss) attributable to common shareholders — basic	$4,287	$6,702	$10,611	$13,380
Add: Redeemable convertible preferred stock dividends	—	294	314	883
Net income (loss) attributable to common shareholders — diluted	$4,287	$6,996	$10,925	$14,263
Denominator
Weighted-average common shares used in computing earnings per share — basic	29,768,568	11,951,137	18,608,708	11,951,137
Weighted-average effect of potentially dilutive securities:
Effect of potentially dilutive time-based stock options	204,686	1,006,729	651,996	1,006,729
Effect of potentially dilutive performance-based stock options	70,292	—	60,269	—
Effect of potentially dilutive redeemable convertible preferred stock	—	6,719,641	4,233,620	6,719,641
Weighted-average common shares outstanding — diluted	30,043,546	19,677,507	23,554,593	19,677,507
Earnings (net loss) per share — basic	$0.14	$0.56	$0.57	$1.12
Earnings (net loss) per share — diluted	$0.14	$0.36	$0.46	$0.72

As of September 30, 2023, the Company’s potentially dilutive securities consisted of options to purchase common stock. As of September 30, 2022, the Company's potentially dilutive securities consisted of redeemable convertible preferred stock and options to purchase common stock. Based on the amounts outstanding as of the three and nine months ended September 30, 2023 and 2022, the Company excluded the following potential common shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Time-based options outstanding	140,135	140,135	140,135	140,135
Total	140,135	140,135	140,135	140,135

Our performance-based stock options were excluded from the diluted earnings per share calculations for the three and nine months ended September 30, 2022 because all necessary performance conditions were not satisfied by September 30, 2022. Our performance-based stock options excluded from diluted earnings per share for the three and nine months ended September 30, 2022 were as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Performance-based options outstanding	—	534,063	—	534,063
Total	—	534,063	—	534,063

NOTE 16 – SUBSEQUENT EVENTS

None.

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

Overview

We are a leading oilfield services company, based on the percentage of active rigs to which we supply tools in the geographies in which we are active, that rents downhole drilling tools used in horizontal and directional drilling of oil and natural gas. We operate from 16 service centers, shops, distribution and repair centers in North America and four international locations in Europe and the Middle East and maintain a large fleet of rental equipment consisting of drill collars, stabilizers, crossover subs, wellbore conditioning tools, drill pipe, hevi‑wate drill pipe and tubing. We also rent surface control equipment such as blowout preventers and handling tools and provide downhole products for producing wells.

Our business model primarily centers on revenue generated from tool rentals and product sales. We generated revenue from total tool rentals and product sales of $38.1 million and $36.5 million for the three months ended September 30, 2023 and 2022, respectively, and had net income of $4.3 million and $7.0 million for those same periods. Additionally, we generated revenue from tool rentals and product sales of $116.8 million and $92.9 million for the nine months ended September 30, 2023 and 2022, respectively, and had net income of $10.9 million and $14.3 million for those same periods, respectively. As of September 30, 2023, we had cash and cash equivalents of $4.0 million, and an accumulated deficit of $10.1 million.

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

Our product sales revenues are primarily dependent on oil and gas companies paying for tools that are lost or damaged in their drilling programs as well as the drilling contractors need to replace aging or consumable products and our ability to provide competitive pricing.

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

By the end of December 2022, WTI oil prices declined to approximately $80 per barrel due in part to high inflation rates and fears of a global recession that could negatively impact oil demand. WTI oil prices declined further during the first quarter of 2023, reaching a low of $67 per barrel in the middle of March, following turmoil in the banking sector, which escalated fears of a global recession and a concomitant decline in oil demand. However, in April 2023, WTI oil prices returned to the low-$80s per barrel range, due in part to OPEC+’s decision to further cut production by approximately 1.2 million barrels per day. This production cut was effective as of May 2023 and is expected to continue through the end of the year. As of September 30, 2023, the WTI oil price was approximately $89 per barrel.

Despite the high volatility in spot oil prices described above, our customers tend to be more focused on medium-term and long‑term commodity prices when making investment decisions due to the longer lead times for offshore projects. These forward prices have experienced far less volatility in 2022 and 2023 and have maintained levels which are highly constructive for offshore project demand.

Prices for natural gas have increased somewhat throughout the third quarter of 2023 relative to the second quarter of 2023 in the United States due to several factors, including an increase in weather driven demand as well as inflationary pressures and supply risks. Henry Hub natural gas spot prices have decreased from an average of $7.88 per one million British Thermal Units (“MMBtu”) in September 2022 to $5.53 per MMBtu for December 2022 and $2.64 per MMBtu in September 2023.

The ongoing conflict in Ukraine and the evolving Israel-Hamas conflict have caused uncertainty in the oil and natural gas markets, and the financial markets, both globally and in the United States. Such uncertainty already has and could continue to cause stock price volatility and supply chain disruptions as well as higher oil and natural gas prices. These could result in higher inflation worldwide, impact consumer spending and negatively impact demand for our goods and services. Moreover, additional interest rate increases by the U.S. Federal Reserve to combat inflation could further increase the probability of a recession.

Notwithstanding the significant commodity price volatility over the past several years, we have seen increases in United States onshore drilling activity. During the three and nine months ended September 30, 2023, the weekly average U.S. onshore rig count as reported by Baker Hughes was 627 and 689 rigs, respectively, compared to 741 and 688 rigs for the three and nine months ended September 30, 2022, respectively. Current rig activity remains significantly reduced from 2019 levels when the weekly average rig count for the three and nine months ended September 30, 2019 was 894 and 959, respectively. However, notwithstanding the impact of longer laterals, improved rig efficiencies have partially offset the impact of this reduction.

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

We expect our product sales revenue to increase over time as a function of oil and gas companies drilling faster and harder thereby pushing the limits of downhole drilling tools and often contributing to tools being lost-in-hole or damaged-beyond-repair. In addition, product sales revenue should increase as drilling contractors replace aged and consumable products to maintain or increase capacity.

Costs and Expenses

Our costs and expenses consist of cost of revenue, selling, general, and administrative expense, and depreciation and amortization expense.

Cost of Revenue

Our cost of revenue consists primarily of all direct and indirect expenses related to providing our tool rental services offering and delivering our product sales, including personnel-related expenses and costs associated with maintaining the facilities.

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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net:
Tool rental	$29,361	$26,837	$90,639	$70,277
Product sale	8,777	9,710	26,206	22,619
Total revenue, net	38,138	36,547	116,845	92,896
Cost and expenses:
Cost of tool rental revenue	7,956	7,586	23,785	20,578
Cost of product sale revenue	1,195	1,372	3,655	3,785
Selling, general, and administrative expense	16,552	14,692	50,999	36,424
Depreciation and amortization expense	5,303	4,820	15,035	14,782
Total costs and expenses	31,006	28,470	93,474	75,569
Operating Income	7,132	8,077	23,371	17,327
Other expense, net:
Interest expense, net	(73)	(45)	(995)	(41)
Gain on sale of property	—	102	68	107
Unrealized loss on equity securities	(535)	(398)	(148)	(75)
Other expense, net	(135)	(114)	(6,170)	(209)
Total other expense, net	(743)	(455)	(7,245)	(218)
Income before income taxes	6,389	7,622	16,126	17,109
Income tax expense	(2,102)	(626)	(5,201)	(2,846)
Net income	$4,287	$6,996	$10,925	$14,263

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue, net

Our revenue, net consists of tool rental and product sale revenues.

	Quarters Ended September 30,		Change
(In thousands)	2023	2022	Amount	%
Tool rental	$29,361	$26,837	$2,524	9%
Product sale	$8,777	$9,710	$(933)	(10)%

Tool rental revenue increased $2.5 million, or 9%, to $29.4 million for the three months ended September 30, 2023 as compared to $26.8 million for the three months ended September 30, 2022. The increase was primarily driven by increased market activity and customer pricing across all divisions, especially in relation to our Directional Tool Rentals (“DTR”) division, the revenue of which increased $1.6 million and the Wellbore Optimization Tools ("WOT") division, the revenue of which increased $0.9 million.

Product sale revenue decreased $0.9 million, or 10%, to $8.8 million for the three months ended September 30, 2023 as compared to $9.7 million for the three months ended September 30, 2022. The decrease was primarily driven by higher than average rental tool recovery events in the three months ended September 30, 2022.

Costs and Expenses

Cost of revenue

Our cost of revenue consists of cost of tool rental revenue and cost of product sale revenue.

	Quarters Ended September 30,		Change
(In thousands)	2023	2022	Amount	%
Cost of tool rental revenue	$7,956	$7,586	$370	5%
Cost of product sale revenue	$1,195	$1,372	$(177)	(13)%

Cost of tool rental revenue increased $0.4 million, or 5%, to $8.0 million for the three months ended September 30, 2023 as compared to $7.6 million for the for the three months ended September 30, 2022. Across all divisions, the increase in cost of tool rental revenue was primarily driven by increased labor costs as well as increased repair costs due to increased rental activity.

Cost of product sale revenue decreased $0.2 million, or 13%, to $1.2 million for the three months ended September 30, 2023 as compared to $1.4 million for the for the three months ended September 30, 2022. The decrease in cost of product sale revenue was primarily driven by a decrease in rental tool recovery revenue.

Selling, General, and Administrative Expense

	Quarters Ended September 30,		Change
(In thousands)	2023	2022	Amount	%
Selling, general, and administrative expense	$16,552	$14,692	$1,860	13%

Selling, general, and administrative expense increased $1.9 million, or 13%, to $16.6 million for the three months ended September 30, 2023 as compared to $14.7 million for the three months ended September 30, 2022. This increase was primarily driven by a:

-
$0.4 million increase in insurance expenses,
-
$0.2 million increase in expenses related to supplies, equipment, licenses and vehicles,
-
$0.2 million increase in rent expenses,
-
$0.2 million increase in repairs,
-
$0.6 million increase in personnel-related expenses, and
-
$0.2 million increase in monitoring fees.

No other driver of this increase was individually significant.

Depreciation and Amortization expense

	Quarters Ended September 30,		Change
(In thousands)	2023	2022	Amount	%
Depreciation and amortization expense	$5,303	$4,820	$483	10%

Depreciation and amortization expenses increased $0.5 million, or 10%, to $5.3 million for the three months ended September 30, 2023 as compared to $4.8 million for the three months ended September 30, 2022. The increase was primarily due an increase in depreciation expense resulting from a higher property, plant and equipment balance as of September 30, 2023.

Other expense, net

Interest Expense, net

	Quarters Ended September 30,		Change
(In thousands)	2023	2022	Amount	%
Interest expense, net	$(73)	$(45)	$(28)	62%

Interest expense increased $28 thousand, or 62%, to $0.1 million for the three months ended September 30, 2023 as compared to $45 thousand for the three months ended September 30, 2022 primarily due to an increase in the amortization of deferred financing fees of $46 thousand and the settlement of the interest rate swap on July 10, 2023 caused there to be no unrealized gain for the three months ended September 30, 2023 as compared to an unrealized gain of $0.4 million for the three months ended September 30, 2022. These increases were partially offset by no interest on the revolving line of credit being incurred during the three months ended September 30, 2023 as compared to $0.3 million incurred during the three months ended September 30, 2022.

Gain on Sale of Property

	Quarters Ended September 30,		Change
(In thousands)	2023	2022	Amount	%
Gain on sale of property	$—	$102	$(102)	100%

Gain on the sale of property decreased $0.1 million, or 100%, to nil for the three months ended September 30, 2023 as compared to $0.1 million for the three months ended September 30, 2022. The decrease is due to there being no sales of property during the three months ended September 30, 2023.

Unrealized Loss on Equity Securities

	Quarters Ended September 30,		Change
(In thousands)	2023	2022	Amount	%
Unrealized loss on equity securities	$(535)	$(398)	$(137)	34%

Unrealized loss on equity securities increased by $0.1 million, or 34%, to $0.5 million for the three months ended September 30, 2023 as compared to $0.4 million for the three months ended September 30, 2022 primarily due to unfavorable market valuations in the third quarter of 2023 as compared to the third quarter of 2022.

Other Expense, net

	Quarters Ended September 30,		Change
(In thousands)	2023	2022	Amount	%
Other expense, net	$(135)	$(114)	$(21)	18%

Other expense for the three months ended September 30, 2023 was $0.1 million, an increase of $21 thousand, or 18%, compared to the three months ended September 30, 2022. The increase was primarily due to transaction costs with no comparable activity in the third quarter of 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue, net

Our revenue, net consists of tool rental and product sale revenues.

	Nine Months Ended September 30,		Change
(In thousands)	2023	2022	Amount	%
Tool rental	$90,639	$70,277	$20,362	29%
Product sale	$26,206	$22,619	$3,587	16%

Tool rental revenue increased $20.4 million, or 29%, to $90.6 million for the nine months ended September 30, 2023 as compared to $70.3 million for the nine months ended September 30, 2022. The increase was primarily driven by increased market activity and customer pricing across all divisions, especially in relation to our WOT division, the revenue of which increased $15.0 million and our Premium Tools ("PTD") division, the revenue of which increased $6.5 million.

Product sale revenue increased $3.6 million, or 16%, to $26.2 million for the nine months ended September 30, 2023 as compared to $22.6 million for the nine months ended September 30, 2022. The increase was primarily driven by increased market activity and customer pricing across all divisions, which collectively increased other products and services by $2.0 million. The increased market activity and customer pricing also impacted our rental tool recovery sales revenue, which collectively increased $1.3 million.

Costs and Expenses

Cost of revenue

Our cost of revenue consists of cost of tool rental revenue and cost of product sale revenue.

	Nine Months Ended September 30,		Change
(In thousands)	2023	2022	Amount	%
Cost of tool rental revenue	$23,785	$20,578	$3,207	16%
Cost of product sale revenue	$3,655	$3,785	$(130)	(3)%

Cost of tool rental revenue increased $3.2 million, or 16%, to $23.8 million for the nine months ended September 30, 2023 as compared to $20.6 million for the for the nine months ended September 30, 2022. Across all divisions, the increase in cost of tool rental revenue was primarily driven by increased labor costs as well as increased repair costs due to increased rental activity.

Cost of product sale revenue decreased $0.1 million, or 3%, to $3.7 million for the nine months ended September 30, 2023 as compared to $3.8 million for the for the nine months ended September 30, 2022. The decrease in cost of product sale revenue was primarily driven by a decrease in the average net book value of tools lost or damaged during the period.

Selling, General, and Administrative Expense

	Nine Months Ended September 30,		Change
(In thousands)	2023	2022	Amount	%
Selling, general, and administrative expense	$50,999	$36,424	$14,575	40%

Selling, general, and administrative expense increased $14.6 million, or 40%, to $51.0 million for the nine months ended September 30, 2023 as compared to $36.4 million for the nine months ended September 30, 2022. This increase was primarily driven by a:

-
$5.0 million increase in personnel-related expenses,
-
$4.3 million related to ERC Benefits we qualified for during the nine months ended September 30, 2022 related to the COVID-19 Coronavirus Aid, Relief, and Economic Security Act. These ERC Benefits were included in selling, general, and administrative expense as an offset to the related compensation expenses,
-
$1.7 million increase in stock-based compensation expense as a result of the Merger.
-
$0.5 million increase in monitoring fees,
-
$0.5 million increase in insurance expense,
-
$0.4 million increase in professional services,
-
$0.4 million increase in rent expense
-
$0.4 million increase in expenses for repairs,
-
$0.3 million increase in bad debt expense,
-
$0.3 million increase in freight expense
-
$0.3 million increase in credit card transaction fees, and
-
$0.3 million increase in expenses for supplies, equipment, licenses and vehicles

No other driver of this increase was individually significant.

Depreciation and Amortization expense

	Nine Months Ended September 30,		Change
(In thousands)	2023	2022	Amount	%
Depreciation and amortization expense	$15,035	$14,782	$253	2%

Depreciation and amortization expenses increased $0.3 million, or 2%, to $15.0 million for the nine months ended September 30, 2023 as compared to $14.8 million for the nine months ended September 30, 2022. The increase was primarily due to an increase in depreciation expense resulting from a higher property, plant and equipment balance as of September 30, 2023.

Other (expense) income

Interest Expense, net

	Nine Months Ended September 30,		Change
(In thousands)	2023	2022	Amount	%
Interest expense, net	$(995)	$(41)	$(954)	(2327)%

For the nine months ended September 30, 2023 we had interest expense of $1.0 million as compared to interest expense of $41 thousand for the nine months ended September 30, 2022. This change of $1.0 million or 2327% was primarily due to the settlement of the interest rate swap on July 10, 2023 resulting in there being no unrealized gain on the interest rate swap for the nine months ended September 30, 2023 whereas there was an unrealized gain on the interest rate swap of $0.9 million for the nine months ended September 30, 2022.

Gain on Sale of Property

	Nine Months Ended September 30,		Change
(In thousands)	2023	2022	Amount	%
Gain on sale of property	$68	$107	$(39)	(36)%

Gain on the sale of property decreased $39 thousand, or 36%, to $68 thousand for the nine months ended September 30, 2023 as compared to $0.1 million for the nine months ended September 30, 2022. The immaterial decrease is driven by an increase in the selling price of the property sold compared to its net book value in 2022 that was less significant in 2023.

Unrealized Loss on Equity Securities

	Nine Months Ended September 30,		Change
(In thousands)	2023	2022	Amount	%
Unrealized loss on equity securities	$(148)	$(75)	$(73)	97%

Unrealized loss on equity securities increased by $73 thousand, or 97%, to $148 thousand for the nine months ended September 30, 2023 as compared to $75 thousand for the nine months ended September 30, 2022 primarily due to unfavorable market valuations through the first three quarters of 2023 as compared to the first three quarters of 2022.

Other Expense

	Nine Months Ended September 30,		Change
(In thousands)	2023	2022	Amount	%
Other expense, net	$(6,170)	$(209)	$(5,961)	2852%

Other expense for the nine months ended September 30, 2023 was $6.2 million, an increase of $6.0 million, or 2852%, compared to the nine months ended September 30, 2022. The increase was primarily due to $6.0 million of transaction fees that were incurred with the Business Combination for which we had no comparative activity during the nine months ended September 30, 2022.

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

•
Free Cash Flow does not reflect our future contractual commitments;
•
Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of fixed assets and amortization of acquired intangible assets and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;
•
Adjusted EBITDA excludes income tax benefit (expense).

The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash from operating activities	$17,484	$5,641
Less:
Purchases of property, plant and equipment	(36,776)	(16,235)
Free Cash Flow	$(19,292)	$(10,594)

The following tables present a reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended September 30, 2023 and 2022 (non-recurring transaction expenses recorded to other (income) expense are presented separately within Adjusted EBITDA):

	Three Months Ended September 30,
(In thousands)	2023	2022
Net income (loss)	$4,287	$6,996
Add (deduct):
Income tax expense	2,102	626
Depreciation and amortization	5,303	4,820
Interest expense, net	73	45
Monitoring fees	295	123
Gain on sale of property	—	(102)
Unrealized (gain) loss on equity securities	535	398
Transaction expense	124	—
Other expense, net	10	114
Adjusted EBITDA	$12,729	$13,020

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net income (loss)	$10,925	$14,263
Add (deduct):
Income tax expense	5,201	2,846
Depreciation and amortization	15,035	14,782
Interest (income) expense, net	995	41
Stock option expense	1,661	—
Monitoring fees	773	294
Gain on sale of property	(68)	(107)
Unrealized gain on equity securities	148	75
Transaction expense	5,963	—
ERC credit received	—	(4,272)
Other expense, net	207	209
Adjusted EBITDA	$40,840	$28,131

Liquidity and Capital Resources

At September 30, 2023, we had $4.0 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under the Credit Facility Agreement. We may use additional cash generated to execute strategic acquisitions or for general corporate purposes. We believe that our existing cash on hand, cash generated from operations and available borrowings under the Credit Facility Agreement will be sufficient for at least the next 12 months to meet working capital requirements and anticipated capital expenditures.

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

Cash Flows

The following table sets forth our cash flows for the period indicated:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$17,484	$5,641
Investing activities	(20,027)	1,073
Financing activities	4,297	(5,927)
Effect of changes in foreign exchange rate	(117)	(86)
Net increase in cash and cash equivalents	$1,637	$701

Cash Flows (Used In) Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2023 was $17.5 million resulting from our net income of $10.9 million, adjusted for non-cash charges of $18.5 million in depreciation and amortization, including amortization of right of use assets and deferred financing costs, $4.0 million of stock-based compensation expense as a result of the Merger, $0.5 million of bad debt expense and $3.7 million in deferred tax expense. This was partially offset by a $14.0 million gain on rental tool recovery sales and $6.7 million in net changes from operating assets and liabilities. The $6.7million in cash used in operating assets and liabilities is primarily due to a $0.5 million cash outflow in accounts receivable associated with an increase in sales and higher revenues during the first nine months of 2023 compared to the first nine months of 2022, a $3.3 million cash outflow from operating lease liabilities as we increase right-of-use assets on hand and a $2.9 million cash outflow from inventories due to purchased inventory related to our attempt to reduce risk and uncertainties in our supply chain. This was partially offset by a $0.1 million cash inflow in accounts payable and accrued expenses due to differences in the timing of disbursements. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report entitled “Risk Factors.”

Net cash provided by operating activities for the nine months ended September 30, 2022 was $5.6 million resulting from our net income of $14.3 million, adjusted for non-cash charges of $18.0 million in depreciation and amortization, including amortization of right of use assets, deferred financing costs, and debt discounts, $0.2 million of bad debt expense and $0.7 million in deferred tax expense. This was partially offset by a $12.6 million gain on rental tool recovery sales, $14.0 million in net changes from operating assets and liabilities, a $0.1 million unrealized gain on equity securities and a $1.4 million unrealized gain on interest rate swaps. The $14.0 million in cash used from operating assets and liabilities is primarily due to an $8.5 million cash outflow in accounts receivable associated with an increase in sales and higher revenue during the first nine months of 2022, $0.3 million purchased inventory related to our attempt to reduce risk and uncertainties in our supply chain, $2.0 million net cash outflow in accounts payable and accrued expenses due to differences in the timing of disbursements, $5.5 million cash outflow in prepaid expenses due to differences in the timing of repayments and a $3.1 million cash outflow from increasing our right-of-use assets.

Cash Flows (Used In) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $20.0 million. Purchases of property, plant, and equipment of $36.7 million were partially offset by proceeds from rental tool recovery sales of $16.6 million and proceeds from sale of property of $0.1 million.

Net cash used in investing activities for the nine months ended September 30, 2022 was $1.1 million. Purchases of property, plant, and equipment of $16.2 million were partially offset by proceeds from rental tool recovery sales of $16.3 million and proceeds from the sale of property of $0.1 million.

Cash Flows (Used In) Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $4.3 million resulting from proceeds from the Merger and PIPE Financing, net of transaction costs, of $23.1 million, partially offset by a net decrease in amounts outstanding under the Credit Facility Agreement of $18.3 million, payments of deferred financing costs of $0.3 million and payments to holders of DTIH convertible preferred stock in connection with the Merger of $0.2 million.

Net cash used in financing activities for the nine months ended September 30, 2022 was $5.9 million resulting from a net decrease in amounts outstanding under the Credit Facility Agreement of $5.8 million.

Critical Accounting Policies and Estimates

The Interim Financial Statements included in this Report have been prepared in accordance with U.S. GAAP. The preparation of these Interim Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions that affect the reported amounts and related disclosures for the periods presented. Our estimates are based on our historical experience and other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly. Additionally, changes in assumptions, estimates or assessments due to unforeseen events or other causes could have a material impact on our financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Credit risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with major and reputable financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided by the Canadian Deposit Insurance Corporation and the Federal Deposit Insurance Corporation on such deposits but may be redeemed upon demand. We perform periodic evaluations of the relative credit standing of the financial institutions. With respect to accounts receivable, we monitor the credit quality of our customers as well as maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.

Concentration risk

During the three and nine months ended September 30, 2023, 28% and 28%, respectively of our total revenue was earned from two customers. During the three and nine months ended September 30, 2022, 26% and 27%, respectively of our total revenue was earned from two customers. Amounts due from these customers included in accounts receivable at September 30, 2023 and December 31, 2022 were approximately $8.4 million and $8.6 million, respectively.

Foreign currency risk

Our customers are primarily located in the United States and Canada. Therefore, foreign exchange risk exposures arise from transactions denominated in currencies other than the United States dollar, which is our functional and reporting currency. To date, a majority of our sales have been denominated in United States and Canadian dollars. As we expand our presence in international markets, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements to minimize the impact of these fluctuations in the exchange rates. We will periodically reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of September 30, 2023, the end of the period covered by this Report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2023, or as of the date of the filing of this Report.

Our disclosure controls and procedures were not effective as of September 30, 2023, or as of the date of filing of this Report, because all findings in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2022 have not been fully remediated despite ongoing projects and improvements made in the current quarter. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2023, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Drilling Tools International Corporation

Date: November 14, 2023	By:	/s/ David R. Johnson
David R. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)