Form 10-K
period 2023-12-31
Drilling Tools International Corp
filed 2024-03-28
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41103

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2023, was $128 million.

The number of shares of Registrant’s Common Stock outstanding as of March 28, 2024 was 29,768,568.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

i

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains and incorporates by reference estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements generally are identified by the words “may,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “will be,” or other similar words and phrases. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Form 10-K), “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (Part II, Item 7), and “Quantitative and Qualitative Disclosures about Market Risk”) (Part II, Item 7A). We undertake no obligation to update or publicly revise any forward-looking statements, whether because of new information, future events, or otherwise, except to the extent required by applicable law.

Important factors that could cause actual results to differ materially from those contained in the forward‑looking statements include, but are not limited to:

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
•
our ability to obtain new technology that may become prevalent in the OFS industry;
•
potential liability for claims arising from damage or harm caused by the operation of our tools, or otherwise arising from the dangerous activities that are inherent in the oil and gas industry;
•
the impact of the COVID-19 pandemic;
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
•
our dependence on our IT systems, in particular customer order management portal and support system ("COMPASS"), for the efficient operation of our business;
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
•
the potential for volatility in the market price of the Common Stock;
•
the fact that the price per share of Common Stock paid by certain Selling Stockholders is less than the price of such shares as of the date of this prospectus;
•
the impact of increased legal, accounting, administrative and other costs incurred as a public company, including the impact of possible shareholder litigation;
•
the potential for issuance of additional shares of Common Stock or other equity securities, including sales of shares of Common Stock that can be offered and sold pursuant to this prospectus;
•
our ability to maintain the listing of the Common Stock on Nasdaq;
•
the impact of industry or securities analysts changing their recommendation, or failing to cover, the Common Stock;
•
the impact of our status as a “controlled company;” and
•
other risks and uncertainties described in this prospectus, including those under the section entitled “Risk Factors.”

Item 1. Business.

Unless the context otherwise requires, all references in this section to the “Company,” “DTIC,” “we,” “us,” or “our” refer to the business of Drilling Tools International Corporation and its consolidated subsidiaries following the consummation of the Merger (defined below), and to Drilling Tools International Holdings, Inc. and its consolidated subsidiaries prior to the consummation of the Merger.

Our Company

Drilling Tools International Corporation provides oilfield equipment and services to oil and natural gas sectors in North America, Europe, and the Middle East. We offer downhole tool rentals, machining, and inspection services to support the global drilling and wellbore construction industry. Our primary products are bottom hole assembly components such as stabilizers, subs, non-magnetic and steel drill collars, hole openers, roller reamers, as well as drill pipe and drill pipe accessories. In addition, we provide proprietary technology in our wellbore optimization business supplying the patented Drill-N-Ream (trademark) wellbore conditioning tool, and the patented RotoSteer (trademark), rotational steering tool for use in the extended reach horizontal drilling industry. We also offer a wide variety of ancillary equipment and handling tools to support our rental platform. Those tools include float valves, ring gauges, tool baskets, lift bail, lift subs, mud magnets, elevators, bracket and bail assemblies, slips, tongs, stabbing guides and safety clamps. We also offer a limited product line of blowout preventers and pressure control accessory equipment. We were founded in 1984 and we are headquartered in Houston, Texas. We operate from 16 locations in North America and maintain 4 international stocking points in Europe and the Middle East.

Drilling and producing oil and gas is a complex endeavor that requires tools of various shapes and sizes. Many of our customers rent these tools, as opposed to owning them, because of the many factors that affect which tools are needed for a specific task. Such factors include different formations, drilling methodologies, drilling engineer preferences, drilling depth and hole size. We believe that we are successful because we meet our customers’ wide demands by operating from multiple locations with over 65,000 tools in our fleet.

We are led by an accomplished management team that has significant experience in the oil and gas industry and has worked together for much of the last decade. Since 2012, we have grown the business and strengthened our standing in the industry. Specifically, we have:

•
Grown our revenue by 334%, from $35 million in 2012 to $152 million in 2023;
•
Substantially increased our market share within North American land drilling, in which we are the market leader, based on the percentage of active projects to which we supply tools, and regularly have active tool rentals on more than 50% of working locations;
•
Expanded our footprint from three facilities to 16 locations in North America, allowing us to serve all major oil and gas producing basins in North America land and offshore;
•
Established four additional locations with international partners in Europe and the Middle East;
•
Secured distribution rights for Drill-N-Ream, a patented specialty reaming tool that saves our customers time and money;
•
Become the market leader in Gulf of Mexico ("GOM") deepwater drilling operation tool rentals, based on the percentage of active projects to which we supply tools, growing from serving only a single GOM project in 2012;
•
Upgraded our customer base from one comprised primarily of independent directional service providers to one comprised of major diversified oilfield service companies ("OSCs") and global E&P operators;
•
Built a large sales and marketing organization focused on team selling; and
•
Secured distribution rights for emerging technologies that fulfill the growing demand for longer horizontal lateral drilling.

Merger

On June 20, 2023 (the "Closing Date"), a merger transaction between Drilling Tools International Holdings, Inc. ("DTIH"), ROC Energy Acquisition Corp ("ROC"), and ROC Merger Sub, Inc., a directly, wholly owned subsidiary of ROC ("Merger Sub"), was completed (the "Merger”) pursuant to the initial merger agreement dated February 13, 2023 and subsequent amendment to the merger agreement dated June 5, 2023 collectively, (the "Merger Agreement"). In connection with the closing of the Merger, ROC changed its name to Drilling Tools International Corporation. The common stock of DTIC ("Common Stock" or the "DTIC Common Stock") commenced trading on the Nasdaq Stock Market LLC ("Nasdaq") under the symbol "DTI" on June 21, 2023. See Note 3 - Merger for further discussion of the Merger.

Operating Activities

Our operating activities are divided into four divisions:

•
Directional Tool Rentals ("DTR") — Our DTR division is a leading provider of downhole tools to directional drilling and upstream energy customers in both land and offshore markets, based on the percentage of active rigs to which we supply tools in the geographies in which we are active. DTR maintains a fleet of over 25,000 tools and accounted for approximately 61% of our 2023 revenue. DTR rents drill collars, stabilizers, sub-assemblies and other tools used in horizontal and directional drilling of oil and natural gas. We charge our customers a day rate, monthly rate or per-well rate, and customers are required to compensate us for lost or damaged tools. DTR operates ten full-service locations and additional stocking points in key locations. DTR is our core division and operates in all markets which we serve.
•
Premium Tools Division ("PTD") — PTD rents drill pipe, drill collars, kellys, pup joints, work strings, blowout preventers and production tubing to drilling operators across the United States. PTD accounted for approximately 19% of our 2023 revenue. PTD’s fleet of drill pipe includes approximately 1,000,000 feet of drill pipe and tubing in diameters ranging from 3.5-inch to 5.5-inch with premium connection licenses from qualified suppliers. We typically rent drill pipe under long term contracts under which the customer is responsible for tools lost or damaged tools while in its possession. This division operates two full-service locations and one stocking point.
•
Wellbore Optimization Tools ("WOT") — WOT distributes Drill-N-Ream, the leading wellbore conditioning tool, based on the percentage of active rigs that are candidates for wellbore conditioning where Drill-N-Ream is deployed and used in horizontal and directional drilling. WOT accounted for approximately 17% of our 2023 revenue. Drill-N-Ream is manufactured by Superior Drilling Products Inc. ("SDPI"), which holds the applicable patent. Pursuant to a periodically reviewed pricing agreement with SDPI, we purchase Drill-N-Ream units to rent to our customers and in turn pay SDPI a royalty based on the revenue we derive from such rentals. We have been the sole North American distributor of Drill-N-Ream since 2016. Drill-N-Ream conditions the wellbore during the drilling process, making it easier to back out of the hole once drilling is finished and clean the wellbore during the drilling process. This tool saves customers time and money by enabling operators to extend the length of their wellbore at a lower cost. We generally charge customers on a per foot basis and the customer is typically responsible for tools that are lost or damaged while in its possession. WOT is also launching emerging products that we believe will deliver added value to our customers. A specialized group of salespeople and service personnel regularly visit drill sites to support our customers in their use of our tools.
•
Other Products & Services, including Downhole Inspection Solutions & Downhole Machining Solutions ("Other Products & Services") — DTI’s Other Products and Services division includes Downhole Inspection Solutions & Downhole Machining Solutions and primarily provides inspection and machining services to our DTR, PTD and WOT divisions and a few select customers. Other Products & Services accounted for approximately 3% (net of eliminations) of our 2023 revenue. Other Products and Services enables us to manage the maintenance and repair of our tools, which in turn empowers us to maximize their uptime.

Our Industry

The Role of Rental Tool Companies in the Production of Oil and Gas

Wellbore construction is a critical stage in the production of oil and gas. Wellbore construction is comprised of drilling the wellbore, logging the target producing formation to determine if commercial amounts of hydrocarbons exist, installing casing, cementing casing and performing completion procedures to prepare the well for production. Even after wellbore construction is complete, production products and services are needed over the well’s full life cycle.

Oil and gas companies typically hire a drilling contractor with an appropriate drilling rig to begin wellbore construction. However, drilling contractors generally do not have all the necessary tools to complete the project, and instead focus their business on the rig and its main components and rarely rent tools on behalf of oil and gas operators. Instead, oil and gas companies prefer to procure the products and services involved in drilling and subsequent procedures on a temporary basis from entities operating in the oil field services ("OFS") industry. This enables them to obtain the best quality, service, and pricing value directly from the service and equipment suppliers. As a result, upon completion of the well, the oil and gas operator does not hold assets that it no longer needs.

The tools provided by rental tool companies vary from select bottom hole assembly components, drill string tools, pressure control devices and a wide variety of specialty items. Rental tool companies purchase assets and rent them to their oil and gas operator customers, who in turn use these tools to complete their respective projects. Rental tool companies typically charge daily rental fees, but fees also can be structured as hourly, footage, weekly, or monthly charges. Rental tool companies also bill customers for repair charges if tools are damaged beyond normal wear and tear. In addition, if the tools are lost in the well, or damaged beyond repair, the customer is charged a replacement fee. Rental tool companies’ ability to charge such fees are particularly important in light of the acceleration of drilling rates, as such acceleration has led to an increase in the number of damaged or lost-in-hole tools. We believe that this commercial arrangement has been standard practice in the industry for over 70 years. Given the cyclical nature of the oil and gas industry, commercial terms will be more favorable to rental tool companies when oil and gas industry activity is higher.

Oil and Gas Drilling Activity

Rental tool companies’ financial and operating results are tied to the level of oil and gas drilling activity in their respective regions of operation, which, in our case, are generally the United States and Canada. Historically, the level of activity was measured by the number of active drilling rigs. As of December 31, 2023, the weekly average U.S. and Canadian onshore rig count as reported by Baker Hughes was 667 and 176, respectively. These figures have increased by 249 rigs, or 59%, in the United States and by 88 rigs, or 100%, in Canada since the average weekly lows of 2020.

Despite a reduction in the rig count since the highs of 2012, a rig can now accomplish more than one could have in the past. Drilling rigs now operate faster and drill longer wells, resulting in more efficient production than ever before. Accordingly, we believe that well count and feet drilled are better indicators of the level of oil and gas drilling activity.

Our Strategy

We intend to (i) maximize the profitability of our core rental tool business, (ii) commercialize new high-value rental tools that make the drilling process more efficient (iii) extend our reach into other segments of a well’s lifecycle, such as completion and production and (iv) expand geographically. We intend to execute our strategy through the following:

•
Increase sales to E&P operators — E&P operators are the most profitable and financially robust renters of oil and gas drilling tools. As a result, in 2014, we began to expand our customer base by targeting these companies. We have subsequently grown the percentage of our revenue derived from E&P operators from less than 10% in 2014 to over 47% in 2023. We believe that we can continue increasing the amount of business we do with E&P operators through persistent selling efforts, excellent customer service and strategically expanding our rental tool fleet with differentiated new tools. We believe that we can eventually generate in excess of 50% of our revenue from E&P operators while maintaining our leading position with OSC customers. We strive to maintain business relationships and brand recognition with both E&P operators, drilling contractors, and service companies. Some E&P operators have implemented a strategy to go directly to suppliers and de-bundle directional drilling service providers in order to get the tools they want and extract value from that de-bundling process. By ensuring we have a business path to both the E&P operators and the directional drilling service companies, we believe we are in a position to win business regardless of the commercial profile of the end user.
•
Maximize the uptime of our rental tool fleet — We only earn a return from tools that are being rented. Accordingly, we strive to minimize the number of tools that are unused or awaiting repair. We intend to do so by leveraging DTI's Customer Order Management Portal and Support System ("COMPASS"), which empowers us to transfer tools from facilities where they are under-utilized to those where they are in greatest demand. COMPASS also enables us to stock the optimal number of a particular tool, such that we have enough inventory to meet all customer needs without having excess inventory and thereby stranding capital. See “— Our Competitive Strengths — COMPASS inventory management system.” Our inspection, machining and robotic capabilities also allow us to maximize the uptime of our rental tool fleet because we can control these critical functions and return our rental tools to service.
•
Further professionalize the organization — Historically, rental tool companies’ success was largely tied to their ability to provide customers with ancillary benefits and perks, such as golf outings and meals. While safety standards existed, compliance therewith was not typically audited. Moreover, operating facilities were unimpressive and rarely visited by customers, rental tools were worn and inexact, and quality audits were uncommon. Today, however, safety and quality standards are far more exacting. Accordingly, rental tool companies must be professional, transparent and sophisticated. As the oil and gas industry professionalizes, all segments of the industry are increasingly evaluated based on a strict set of criteria that includes safety, ability to fulfill tool orders, the presence of repeatable and verifiable processes and procedures, billing accuracy and “one-stop shop” capabilities. While rental tool companies must maintain relationships with customers, they must also have auditable and repeatable processes to win business. We have transformed our business in light of the new normal, allocating resources to ensure we meet our customers’ high expectations. We believe that many of our competitors have not made this transition. We intend to press this advantage by continuing to professionalize our workforce and processes, thereby widening the gap between us and our competitors.
•
Execute accretive mergers and acquisition — We have a demonstrated track record of successfully integrating acquired businesses. Because of our industry reputation, we are frequently presented with acquisition opportunities. However, given our capital limitations in recent years, we have not been able to proceed with many of these transactions. From 2010 to 2016, significant capital flowed into the OFS sector, led by energy-focused private equity firms that typically have investment horizons of ten years or less. Although many of these investments are now more than ten years old, the private equity firms have no clear path to achieving liquidity since little new capital is entering the energy industry. We believe we have compelling accretive acquisition opportunities, the purchase price consideration for which can be shares of Common Stock. Given their relationships in the industry, the members of our management team can source attractive acquisition targets. We intend to focus our acquisition activity on the downhole rental tool sector, including companies that rent or sell drilling motors and their components, specialty downhole tools that provide added value, power sections that transmit power transmission to the drill bit, and products that support the downhole pumping operations used in production. We believe that an ability to provide these products will further embed us with our customers, and acquired companies would benefit from our customer relationships, facilities, salesforce and industry reputation. Nonetheless, we intend to extend our participation into the completion and production portion of a well’s lifecycle. Because the owners of many companies in our target sectors have limited options to realize liquidity, we believe we can attain attractive purchase prices that are highly accretive to our valuation metrics.
•
Partner with leading drilling tool producers — We intend to differentiate ourselves from our competitors by partnering with leading drilling tool producers, thereby empowering us to rent value-added tools to which our competitors do not have access. We have a track record of partnering with drilling tool producers to achieve mutually beneficial results. For example, we are party to a distribution agreement with SDPI, which holds the patent to Drill-N-Ream. SDPI launched the tool in 2012, but experienced slowing sales by 2015 and 2016. We leveraged our industry relationships to secure distribution rights for Drill-N-Ream in May 2016. As a signal of our commitment to the product and relationship with SDPI, we hired all the related personnel and launched a North American commercial strategy. Our Wellbore Optimization team has over 25 employees trained and dedicated to selling and servicing the Drill-N-Ream. We have a unique “field first” approach whereby we provide service to the field foreman and wellsite superintendents, and communicate with the city sales team to provide performance data and feedback to the clients in corporate offices. We developed a Technical Services department with mechanical and petroleum engineers to support the value proposition of our core products and products like Drill-N-Ream. Because of our efforts, Drill-N-Ream is now the market leader in wellbore conditioning. See “Risk Factors — Risks Related to Our Business — Termination of, or failure to comply with, the terms of our non-exclusive distribution agreement with SDPI could have a material adverse effect on our business.” If we are unable to fully protect our intellectual property rights or trade secrets, we may suffer a loss in revenue or any competitive advantage or market share we hold, or we may incur costs in litigation defending intellectual property rights.” Similarly, we have entered into an exclusive distribution agreement with CT Energy Services ("CTES"), a Canadian firm that developed the HydroClutch. This tool, which we have rebranded as RotoSteer, allows drillers to use an alternative method of horizontal well drilling. By using RotoSteer, customers can enhance levels of performance with the traditional methods of horizontal well drilling, and lower cost with significantly lower risk. We finalized an agreement with CTES in the third quarter of 2022 and have established a fleet of 12 RotoSteer tools in inventory. On February 6, 2023, we completed a purchase of a motor shop and downhole motor product line that will support our RotoSteer offering. We are now able to service our fleet of RotoSteer tools. We have 36 RotoSteer tools in our fleet that are ready to be deployed as of December 31, 2023. We believe that our RotoSteer tool business has the potential to achieve a commanding market share in the United States in the next three to five years. We believe that there is an opportunity to expand our RotoSteer offering into the international market.
•
Expand international operations — We intend to expand our international footprint, including by acquiring identified targets. While we intend to maintain and grow our current North American business, we intend to increase, in the next five years, the percentage of our revenue and income derived from outside of North America. To successfully implement this strategy, we will need to make several strategic acquisitions and invest additional capital.

Our Competitive Strengths

To implement the strategies discussed above, we plan to leverage the following competitive strengths:

•
Experienced management team with significant industry experience — We are led by oil and gas industry veterans with experience spanning many decades, industry cycles and segments of the oil and gas industry. Our President and Chief Executive Officer ("CEO"), Wayne Prejean, began his career in 1979 as an entry-level service technician on an offshore drilling platform in the GOM, providing monitoring equipment for producing wells. In 1981, he joined a new firm providing guidance and survey tools for directional drilling services. Throughout the 1980s, Mr. Prejean became a directional drilling operator, supervisor and manager, using novel techniques in the nascent horizontal and directional drilling processes. Mr. Prejean spent the next 20 years in senior management roles, developing and growing numerous successful companies in multiple sectors of the industry. Mr. Prejean became our CEO in 2013. Mr. Prejean’s industry expertise, paired with that of the other members of our management team, is a significant strength. Every member of the management team has worked at a major OSC. Accordingly, our team understands corporate structure, internal processes and the needs of our customers. As a result, the management team helps us become an integral part of our customers’ operations. Many members of our management team have worked together over the past ten years and have helped us transform from a small, entrepreneurial company with few processes and procedures, less sophisticated customers and few operating locations into a professional company serving leading OSCs and E&P operators from 16 locations in North America and 4 international stocking points in Europe and the Middle East.
•
Large fleet of rental tools meeting our customers’ needs — We operate and maintain a large rental tool fleet that is dispersed across most of the oil and gas producing regions of the U.S. and Canada. Our fleet is significantly concentrated in the Permian Basin, one of the world’s most prolific oil and gas fields. We have recently expanded into Europe and the Middle East via partnerships with existing suppliers. The tools that make up a bottom hole assembly and a drill string vary widely due to the differing nature of oil and gas formations, hole sizes, wellbore design, connections and drilling engineer preferences. Therefore, it is not efficient for even the largest diversified OSCs, such as Baker Hughes Company, Phoenix Technology Services LP, and SLB (formerly Schlumberger Limited), to maintain their own rental tool fleet. Furthermore, high-quality customers expect rental tool companies to meet all their tool needs. Thus, without a sizeable rental tool fleet, smaller providers cannot secure large contracts covering multiple geographic locations. The sheer number of tool variations and the substantial cost to replicate a rental tool fleet serve as barriers to entry for new competitors in the downhole rental tool industry.
•
Master Service Agreements with leading customers — We have over 325 master service agreements ("MSAs") with leading OSCs and E&P operators as of December 31, 2023. An MSA is necessary to do business with many of our customers. Obtaining an MSA requires both time and a relationship with the customer. Additionally, to enter into MSAs with its customers, a rental tool company must demonstrate a record of safety, repeatable processes and procedures and, in some cases, industry certifications such as API (American Petroleum Institute) and ISO (International Organization for Standards). A rental tool company must also satisfy numerous site and job specific quality criteria. We possess all certifications that are required by our customers, have a robust quality assurance department and regularly satisfy customer audits. Many smaller rental tool providers cannot meet the stringent requirements set out by world-leading OSCs and E&P operators.
•
Wide distribution network — In 2012 we had three facilities. We have since grown our physical footprint significantly, and now operate from 16 locations in North America, including five facilities in the Permian Basin (two in Midland, Texas, two in Odessa, Texas and one in Carlsbad, New Mexico). Our ability to support customers across all of North America is critical to winning business because our customers operate across the continent. Most of these facilities operate 24 hours per day, 365 days per year, and many are equipped with machining and welding capabilities to facilitate in-house tool repair, which maximizes turnaround time and minimizes downtime. In addition to our North American facilities, we have 4 international stocking points in Europe and the Middle East. We can meet many of our customers’ rental tool needs in every location in which they operate.
•
COMPASS inventory management system — In 2016, we began designing COMPASS, a proprietary inventory and order management system. COMPASS enables customers to place orders online using a streamlined interface similar to the “Add to Cart” function provided by many online retailers. Every tool available for rental on COMPASS is accompanied by a description, a photograph and all relevant connection, size and raw material information. Customers can create a custom basket, thereby allowing them to more efficiently place repeat orders. COMPASS provides customers with full transparency on tool orders and account status with all-day instant access and customized automated scheduling reports. We believe that none of our competitors are making a similar technological transition. COMPASS has helped us maximize fleet utilization. Specifically, COMPASS generates reports that enable facility managers to identify slow-moving or under-utilized tools and to “right size” the rental tool fleet at each location. Thus, instead of buying a new tool when needed at a busy facility, the tool can be moved from a facility where it is not currently being utilized. Awareness of an asset’s use enables us to increase rental tool utilization and maximize return on capital.
•
Large, talented salesforce with deep customer relationships — Our salespeople specialize in a particular tool type (e.g., drilling tools, wellbore optimization tools and drill pipe) and support all locations where our customers operate. Our salespeople are divided into two teams: city-sales and field-sales. The city-sales team focuses its efforts on customers’ corporate offices, striving to establish and maintain long-term relationships that can culminate in multi-year first call supply agreements with detailed pricing arrangements. The field-sales team focuses its efforts on customers’ drilling rigs and field offices. The field-sales team seeks to fulfill customers’ needs that are specific to ongoing or soon-to-launch projects. Whether a member of our city-sales team or our field-sales team, each salesperson focuses on providing customers the right tools when and where those tools are needed.

Customers

Our customer base is comprised of: (i) diversified OSCs account for approximately 50% of 2023 revenue, including but not limited to Baker Hughes Company, Halliburton Company, Phoenix Energy, and SLB (formerly Schlumberger); (ii) E&P operators account for approximately 47% of 2023 revenue, included but not limited to ConocoPhillips, EOG Resources Inc., Occidental Petroleum Corporation, Pioneer Energy Services Corp.; and (iii) oil and gas equipment manufacturers account for approximately 3% of 2023 revenue, included but not limited to Liberty Lift Solutions and National Oilwell Varco.

Conducting business with top tier customers requires world class service quality, safety and auditable work processes. These operating requirements are contained in MSAs with our clients. Obtaining MSAs can be difficult and time-consuming. We believe this creates a barrier to entry for smaller, less competent providers and provides us an industry advantage.

Employees and Employee Safety

We have 394 employees and contractors, all of whom were full-time. Our workforce includes over 29 sales professionals who are divided between city-sales and field-sales teams. Keeping our workforce safe and healthy is a key priority, and management is committed to ensuring our employees return home safely after each shift. In 2018, we implemented “Safety Now,” a rigorous safety program that is part of DTI’s Safe, Inspired, Productive incentive program (“SIP”). SIP has helped reduce our total recordable incident rate from 2.3 in 2018 to 1.23 in 2023, which is lower than the industry average. The success of SIP is necessary for us to do business with many of our customers, including Baker Hughes Company, EOG Resources Inc., Occidental Petroleum Corporation and SLB.

Properties

We operate from 16 locations in North America and maintain 4 international stocking points in Europe and the Middle East, as shown below:

Nisku, Alberta
Williston, ND
Casper, WY
Charleroi, PA
Vernal, UT
Bakersfield, CA
Oklahoma City, OK
Carlsbad, NM
Midland & Odessa, TX
Sibley, LA
Houston, TX
Broussard & New Iberia, LA
DTI Corporate Headquarters
DTI Service Centers (DTR, DNR, & DIS): 8
Drill-N-Ream™: 2
Premium Tools Division (PTD): 2
Stocking Points (DTR & DNR): 2
Inspection and Repair (DIS & DMS): 1
Emerging Products: 1
International Stocking Points
Aberdeen, Scotland
Celle, Germany
Kyiv, Ukraine
Dubai, UAE

Government Regulation and Environmental, Health and Safety Measures

Our business is significantly affected by federal, state and local laws and other regulations. These regulations primarily impact the operation of our facilities. The laws and regulations relate to, among other things:

•
worker safety standards;
•
the protection of the environment; and
•
waste management, with respect to both fluids and solids.

Our internal environmental group monitors our compliance with applicable laws and regulations. We also engage third parties to review our compliance with such.

We cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings in the future. We also cannot predict whether additional laws and regulations will be adopted, including changes in regulatory oversight, increase of federal, state or local taxes, increase of inspection costs, or the effect such changes may have on us, our business or our financial condition.

Competition

We believe that there are a limited number of competitors in the oil and gas drilling rental tools industry. It is our view that we enjoy a competitive advantage with respect to these competitors due to our large relevant tool inventory, strong management team and significant scale.

Corporate Information

Our operations date to the founding of Directional Rentals, Inc. in 1984. Its name was changed to “Drilling Tools International, Inc.” in 2014, and it is a wholly owned subsidiary of DTIH. As a result of the Business Combination, DTIH became a wholly owned subsidiary of ROC. In connection with the Business Combination, ROC changed its name to “Drilling Tools International Corporation”. Our website address is www.drillingtools.com. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC and is expressly not incorporated by reference into this document. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

Risks Related to Our Business

Demand for our products and services depends on oil and gas industry activity and customer expenditure levels, which are directly affected by trends in the demand for, and price of, crude oil and natural gas as well as the availability of capital.

Demand for our products and services depends primarily upon the general level of activity in the oil and gas industry, including the number of drilling rigs in operation, the number of oil and gas wells being drilled, the depth and drilling conditions of these wells, the volume of production, the number of well completions and the cumulative feet drilled, the level of well remediation activity, and the corresponding capital spending by oil and gas companies. Oil and gas activity is in turn heavily influenced by, among other factors, current and anticipated oil and natural gas prices locally and worldwide. Historically, such prices have been volatile, and declines, whether actual or anticipated, thereof could negatively affect the level of oil and gas activity and related capital spending. Decreases in oil and gas activity and related capital spending could, in turn, adversely affect demand for our products and services and, in certain instances, result in the cancellation, modification or curtailing of demand for our services and the ability of our customers to pay us for our products and services. These factors could have an adverse effect on our business, results of operations, financial condition and cash flows.

Factors affecting the prices of oil and natural gas include, but are not limited to, the following:

•
demand for hydrocarbons, which is affected by worldwide population growth, economic growth rates and general economic and business conditions;
•
available excess production capacity within the Organization of Petroleum Exporting Countries (“OPEC”) and the level of oil and gas production by non-OPEC countries;
•
oil and gas inventory levels, production capacity and investment levels;
•
the continued development of shale plays which may influence worldwide supply;
•
transportation differentials associated with reduced capacity in and out of the storage hub in Cushing, Oklahoma;
•
costs of exploring for, producing and delivering oil and natural gas;
•
political and economic uncertainty and geopolitical unrest;
•
oil refining activity and shifts in end-customer preferences toward fuel efficiency and increased transition to electric vehicles;

•
conservation measures and technological advances affecting energy consumption;
•
government initiatives to address greenhouse gas emissions and climate change, including incentives to promote alternative energy sources;
•
potential acceleration of the commercial development of alternative energy sources and adjacent products, such as wind, solar, geothermal, tidal, fuel cells and biofuels;
•
access to capital and credit markets and investors’ focus on shareholder returns, which may affect our customers’ activity levels and spending for our products and services;
•
changes in laws and regulations related to hydraulic fracturing activities, saltwater disposal or oil and gas drilling, particularly on public properties;
•
changes in environmental laws and regulations, including those relating to the use of coal in power plants, as such laws and regulations can impact the demand for natural gas;
•
adverse weather conditions, changes in weather patterns and natural disasters, including those related to climate change;
•
supply disruptions in key oil producing regions;
•
terrorist attacks and armed conflicts, including the current conflict between Russia-Ukraine and Israel-Hamas, which could cause temporary price increases, thereby dampening demand; and
•
global pandemics

The oil and gas industry is cyclical and has historically experienced periodic downturns. These downturns have been characterized by diminished demand for our products and services and downward pressure on the prices we charge. These downturns generally cause many E&P companies to reduce their capital budgets and drilling activity. Any future downturn or expected downturn could result in a significant decline in demand for OFS and adversely affect our business, results of operations and cash flows.

Customer expenditure levels could also drop if our customers face difficulty in accessing capital. If commodity prices drop, our customers may face liquidity constraints and the deterioration of their respective credit worthiness. Moreover, our customers may have limited viable financing alternatives in light of unfavorable lending and investment policies held by financial institutions associated with concerns about environmental impacts of the oil and gas industry or its products. Similarly, certain institutional investors have divested themselves of investments in this industry. If any of our customers experience any of these challenges, they may reduce spending, which could adversely affect our business, results of operations and cash flows.

Growth in U.S. drilling activity, and our ability to benefit from such growth, could be adversely affected by any significant constraints in equipment, labor or takeaway capacity in the regions in which we operate.

Growth in U.S. drilling activity may be impacted by, among other things, the availability and cost of drilling equipment, pipeline capacity, and material and labor shortages. Significant growth in drilling activity could strain availability of the equipment, materials and labor required to drill and complete a well, together with the ability to move the produced oil and natural gas to market. Should significant constraints develop that materially impact the efficiency and economics of oil and gas producers, growth in U.S. drilling activity could be adversely affected. This would have an adverse impact on the demand for the products we sell and rent, which could have a material adverse effect on our business, results of operations and cash flows.

We depend on a relatively small number of customers in a single industry. The loss of an important customer could adversely affect our business, results of operations and financial condition.

Our customers are primarily diversified OFS companies and E&P operators. Historically, we have been dependent on a relatively small number of customers for our revenues. During the years ended December 31, 2023 and 2022, 28.2% and 27.6%, respectively, of our total revenue was earned from our two largest customers. Our business, results of operations and financial condition could be materially adversely affected if an important customer ceases to engage us for our services on favorable terms, or at all, or fails to pay or delays paying us significant amounts of our outstanding receivables.

We have operated under a first call supply agreement with our largest customer since 2013. We and this customer have agreed to multiple extensions of this agreement, the most recent of which extends the agreement until February 28, 2025. However, if we are unable to successfully negotiate extensions in the future, then our ability to do business with this customer may be greatly reduced. Moreover, the supply agreements that we have entered into with our other customers are also of limited duration and require periodic extensions. Similarly, a failure to agree to such extensions may hinder our ability to do business with these customers.

Additionally, the E&P industry is characterized by frequent consolidation activity. Changes in ownership of our customers may result in the loss of, or reduction in, business from those customers. Moreover, customers may use their size and purchasing power to seek economies of scale and pricing concessions. Consolidation may also result in reduced capital spending by some of our customers, which may lead to a decreased demand for our services and equipment. We cannot assure you that we will be able to maintain our level of sales to a customer that has consolidated or replace that revenue with increased business activity with other customers. As a result, the acquisition of one or more of our primary customers may have a significant negative impact on our business, results of operations, financial condition or cash flows. We are unable to predict what effect consolidations in the industry may have on price, capital spending by our customers, our market share and selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

Termination of, or failure to comply with, the terms of our non-exclusive distribution agreement with SDPI could have a material adverse effect on our business.

In 2016, we entered into an exclusive distribution agreement with SDPI with respect to the Drill-N-Ream™. In 2017, SDPI determined that we did not meet defined market share goals, and as a result our distribution rights with respect to the Drill-N-Ream™ are no longer contractually exclusive. Accordingly, SDPI could choose to distribute the Drill-N-Ream™ through other companies who will then compete with us in this space. These risks could be exacerbated if SDPI were to enter into an exclusive distribution agreement with, or sell the intellectual property rights to the Drill-N-Ream™ to, one of our competitors, or if one of our competitors were to acquire SDPI. While we remain the Drill-N-Ream™’s sole North American distributor, we cannot guarantee that this will remain the case. Our inability to remain the sole North American distributor of the Drill-N-Ream™ could have a material adverse effect on our business, results of operations and cash flows.

We may be unable to employ a sufficient number of skilled and qualified workers to sustain or expand our current operations.

The delivery of our products and services requires personnel with specialized skills and experience. Our ability to be productive and profitable will depend upon our ability to attract and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, and the cost to attract and retain qualified personnel has increased. During industry downturns, skilled workers may leave the industry, reducing the availability of qualified workers when conditions improve. In addition, a significant increase in the wages paid by competing employers both within and outside of our industry could result in increases in the wage rates that we must pay. Throughout 2021 and 2022, our expenses related to salaries and wages increased materially, especially those expenses related to certain key oil and gas producing regions, as we sought to meet increasing customer demand. During the year ended December 31, 2023, we experienced similar increases. If we are not able to employ and retain skilled workers, our ability to respond quickly to customer demands or strong market conditions may inhibit our growth, which could have a material adverse effect on our business, results of operations and cash flows.

Our business depends on the continuing services of certain of our key managers and employees.

We depend on key personnel. The loss of key personnel could adversely impact our business if we are unable to implement our strategy and successfully manage our business in their absence. The loss of qualified employees or an inability to retain and motivate additional highly-skilled employees required for the operation and expansion of our business could hinder our ability to successfully maintain and expand our market share.

Equity interests in us are a substantial portion of the net worth of our executive officers and several of our other senior managers. As a result, those executive officers and senior managers may have less incentive to remain employed by us if they were to sell their equity interests. After terminating their employment with us, some of them may become employed by our competitors.

We are an emerging growth company and smaller reporting company and as such are subject to various risks unique only to emerging growth companies and smaller reporting companies, including but not limited to, no requirement to provide an assessment of the effectiveness of internal controls over financial reporting.

We are an “emerging growth company” as defined in the Jumpstart Out Business Startups Act of 2012 ("JOBS Act"). We will remain an emerging growth company until the earlier of (i) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the date of the ROC initial public offering; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable Securities and Exchange Commission ("SEC") rules.

We expect that we will remain an emerging growth company for the foreseeable future but cannot retain our emerging growth company status indefinitely and will no longer qualify as an emerging growth company on or before December 31, 2026. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from specified disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•
not being required to comply with the requirement of auditor attestation of our internal controls over financial reporting;
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board ("PCAOB") regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
reduced disclosure obligations regarding executive compensation; and
•
not being required to hold a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Additionally, as an emerging growth company and smaller reporting company our status as such carries various unique risks such as the risk that our financial statements may not be comparable to those of other public companies, and the risk that we will not be required to provide an assessment of the effectiveness of our internal controls over financial reporting until our second annual report following our initial public offering.

For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of that classification. We have taken advantage of certain of those reduced reporting burdens in these financial statements. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the dates on which adoption of such standards is required for other public reporting companies.

We are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, and have elected to take advantage of certain of the scaled disclosure available for smaller reporting companies.

The lack of availability of the tools we purchase to rent to our customers and inflation may increase our cost of operations beyond what we can recover through price increases.

Our ability to source tools, such as drill collars, stabilizers, crossover subs, wellbore conditioning tools, drill pipe, hevi-wate drill pipe and tubing, at reasonable cost is critical to our ability to successfully compete. Due to a shortage of steel caused primarily by production disruptions during the COVID-19 pandemic and increased demand as economies rebounded, steel and assembled component prices have been and continue to be elevated. Our business and results of operations may be adversely affected by our inability to manage rising costs and the availability of the tools that we rent to our customers. Additionally, freight costs, specifically ocean freight costs, have risen significantly due to a number of factors including, but not limited to, a scarcity of shipping containers, congested seaports, a shortage of commercial drivers, capacity constraints on vessels or lockdowns in certain markets. We cannot assure you that we will be able to continue to purchase and move these tools on a timely basis or at commercially viable prices, nor can we be certain of the impact of changes to tariffs and future legislation that may impact trade with China or other countries. Should our current suppliers be unable to provide the necessary tools or otherwise fail to deliver such tools timely and in the quantities required, resulting delays in the provision of rentals to our customers could have a material adverse effect on our business, results of operations and cash flows.

The United States has recently experienced the highest inflation in decades primarily due to supply-chain issues, a shortage of labor and a build-up of demand for goods and services. The most noticeable adverse impact to our business has been increased freight, materials and vehicle-related costs as well as higher salaries and wages. To date, we do not believe that inflation has had a material impact on our financial condition or results of operations because we have been able to increase the prices we receive from our customers. We cannot be sure how long elevated inflation rates will continue. We cannot be confident that all costs will return to the lower levels experienced in prior years even as the rate of inflation abates. Our business and results of operations may be adversely affected by these rising costs to the extent we are unable to recoup them from our customers.

Delays in obtaining, or inability to obtain or renew, permits or authorizations by our customers for their operations could impair our business.

Our customers are required to obtain permits or authorizations from one or more governmental agencies or other third parties to perform drilling and completion activities, including hydraulic fracturing. Such permits or approvals are typically required by state agencies but can also be required by federal and local governmental agencies or other third parties. The requirements for such permits or authorizations vary depending on the location where such drilling and completion activities will be conducted. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and the conditions which may be imposed in connection with the granting of the permit. In some jurisdictions, certain regulatory authorities have delayed or suspended the issuance of permits or authorizations while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated.

In Texas, rural water districts have begun to impose restrictions on water use and may require permits for water used in drilling and completion activities. In addition, in January 2021, President Biden indefinitely suspended new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Although the moratorium was enjoined nationwide in June 2021, and again in August 2022 after the U.S. Court of Appeals for the Fifth Circuit vacated the June 2021 injunction, the Biden Administration may take further actions to limit new oil and natural gas leases.

In November 2021, the Department of the Interior completed its review and issued a report on the federal oil and gas leasing program. The Department of the Interior’s report recommends several changes to federal leasing practices, including changes to royalty payments, bidding and bonding requirements. The effects of this report or other initiatives to reform the federal leasing process could result in additional restrictions or limitations on the issuance of federal leases and permits for drilling on public lands. Permitting, authorization or renewal delays, the inability to obtain new permits or the revocation of current permits could impact our customers’ operations and cause a loss of revenue and potentially have a materially adverse effect on our business, results of operations and cash flows.

Competition within the oil and gas drilling tool rental industry may adversely affect our ability to market our services.

The oil and gas drilling tool rental tool industry is highly competitive and fragmented. The number of rental tool companies active in a given market may exceed the corresponding demand therefor, which could result in active price competition. Some oil and gas drilling companies prioritize rental prices when choosing to contract with a rental tool company, which may further increase competition based primarily on price. In addition, adverse market conditions lower demand for drilling equipment, which results in excess equipment and lower utilization rates. If market conditions in our operating areas deteriorate from current levels or if adverse market conditions persist, the prices we are able to charge and utilization rates may decline. Moreover, our customers may choose to purchase some or all of the tools that they typically rent from us, thereby reducing the volume of business that we conduct with such customers. Any significant future increase in overall market capacity for the rental equipment or services that we offer could adversely affect our business, results of operations and cash flows.

We may fail to fully execute, integrate, or realize the benefits expected from acquisitions, which may require significant management attention, disrupt our business and adversely affect our results of operations.

As part of our business strategy and to remain competitive, we continually evaluate acquiring or making investments in complementary companies, products or technologies. We may not be able to find suitable acquisition candidates or complete such acquisitions on favorable terms. We may incur significant expenses, divert employee and management time and attention from other business-related tasks and our organic strategy and incur other unanticipated complications while engaging with potential target companies where no transaction is eventually completed.

If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals or expected growth, and any acquisitions we complete could be viewed negatively by our customers, or we could experience unexpected competition from market participants. Any integration process may require significant time and resources. We may not be able to manage the process successfully and may experience a decline in our profitability as we incur expenses prior to fully realizing the benefits of the acquisition. We could also expend significant cash and incur acquisition related costs and other unanticipated liabilities associated with the acquisition, the product or the technology, such as contractual obligations, potential security vulnerabilities of the acquired company and its products and services and potential intellectual property infringement. In addition, any acquired technology or product may not comply with legal or regulatory requirements and may expose us to regulatory risk and require us to make additional investments to make them compliant.

We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges and tax liabilities. We could become subject to legal claims following an acquisition or fail to accurately forecast the potential impact of any claims. Any of these issues could have a material adverse impact on our business and results of operations.

New technology may cause us to become less competitive.

New technology that enhances the functionality, performance reliability and design of downhole drilling tools currently on the market may become prevalent in the OFS industry. We may face difficulty obtaining these new tools for the purpose of renting them to our customers. Although we believe our fleet of rental equipment currently gives us a competitive advantage, if competitors develop fleets that are more technically advanced than ours, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to acquire certain new tools at a substantial cost. Some of our competitors have greater financial, technical and personnel resources that may allow them to enjoy various competitive advantages in the acquisition of new tools. We cannot be certain that we will be able to continue to acquire new tools or convert our existing tools to meet new performance requirements. Such an inability may have a material adverse effect on our business, results of operations and cash flows, including a reduction in the value of assets, and the rates that may be charged for their rental.

We rent tools used in the drilling of oil and gas wells. This equipment may subject us to liability, including claims for personal injury, property damage and environmental contamination, or reputational harm if it fails to perform to specifications.

We rent tools used in oil and gas exploration, development and production. Some of these tools are designed to operate in high-temperature and/or high-pressure environments, and some tools are designed for use in hydraulic fracturing operations. Because of applications to which our tools are exposed, particularly those involving high pressure environments, a failure of such tools, or a failure of our customers to maintain or operate the tools properly, could cause damage to the tools, damage to the property of customers and others, personal injury and environmental contamination and could lead to a variety of claims against us or reputational harm that could have an adverse effect on our business, results of operations and cash flows.

We indemnify our customers against certain claims and liabilities resulting or arising from our provision of goods or services to them. In addition, we rely on customer indemnifications, generally, and third-party insurance as part of our risk mitigation strategy. However, our insurance may not be adequate to cover our liabilities. In addition, our customers may be unable to satisfy indemnification claims against them. Further, insurance companies may refuse to honor their policies, or insurance may not generally be available in the future, or if available, premiums may not be commercially justifiable. We could incur substantial liabilities and damages that are either not covered by insurance or that are in excess of policy limits, or incur liability at a time when we are not able to obtain liability insurance. Such potential liabilities could have a material adverse effect on our business, results of operations and cash flows.

Our operations, and those of our customers, are subject to hazards inherent in the oil and gas industry, which could expose us, and our customers, to substantial liability and cause us to lose substantial revenue.

Risks inherent in our industry include the risks of equipment defects, installation errors, the presence of multiple contractors at the wellsite over which we have no control, vehicle accidents, fires, explosions, blowouts, surface cratering, uncontrollable flows of gas or well fluids, pipe or pipeline failures, abnormally pressured formations and various environmental hazards such as oil spills and releases of, and exposure to, hazardous substances. For example, our operations are subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives. Both we and our customers are subject to these risks.

The occurrence of any of these events could result in substantial losses to us or to our customers due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties, suspension of operations and repairs required to resume operations. The cost of managing such risks may be significant. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators.

Should these risks materialize for us, our customers may elect not to rent our tools or utilize our services if they view our environmental or safety record as unacceptable, which could cause us to lose customers and substantial revenues. Should these risks materialize for our customers, they may also suffer similar negative consequences with respect to their own customers and clients. If this were to happen, our customers may no longer be in a position to do business with us, thereby adversely affecting our business, results of operations and cash flows.

Our insurance may not be adequate to cover all losses or liabilities we may suffer. Also, insurance may no longer be available to us, or its availability may be at premium levels that do not justify its purchase. The occurrence of a significant uninsured claim, a claim in excess of the insurance coverage limits maintained by us or a claim at a time when we are not able to obtain liability insurance could have a material adverse effect on our ability to conduct normal business operations and on our business, results of operations, financial condition and cash flows. In addition, we may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations, which might severely impact our business, results of operations and cash flows.

Oilfield anti-indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.

We typically enter into agreements with our customers governing the provision of our services, which usually include certain indemnification provisions for losses resulting from operations. Such agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party. However, many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Louisiana, New Mexico, Texas and Wyoming, have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to OFS agreements. Such oilfield anti-indemnity acts may restrict or void a party’s indemnification of us, which could have a material adverse effect on our business, results of operations and cash flows.

Restrictive covenants in the Credit Facility Agreement could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

The Amended and Restated Revolving Credit, Security and Guaranty Agreement among Drilling Tools International, Inc., certain of its subsidiaries, DTIC and PNC Bank, National Association, dated June 20, 2023 (“Credit Facility Agreement”) imposes operating and financial restrictions. These restrictions limit our ability to, among other things, subject to permitted exceptions:

•
incur additional indebtedness;
•
make investments or loans;
•
create liens;
•
consummate mergers and similar fundamental changes;
•
declare and pay dividends and distributions; and
•
enter into certain transactions with affiliates.

The restrictions contained in the Credit Facility Agreement could:

•
limit the ability to plan for, or react to, market conditions, to meet capital needs or otherwise to restrict our activities or business plan; and
•
adversely affect the ability to finance our operations or to engage in other business activities that would be in our interest.

The Credit Facility Agreement requires compliance with a specified financial ratio. The ability to comply with this ratio may be affected by events beyond our control and, as a result, this ratio may not be met in circumstances when it is tested. This financial ratio restriction could limit the ability to obtain future financings, make needed capital expenditures, withstand a continued downturn in our business or a downturn in the economy in general or otherwise conduct necessary corporate activities. Declines in oil and natural gas prices, and therefore a reduction in our customers’ activity, could result in failure to meet one or more of the covenants under the Credit Facility Agreement which could require refinancing or amendment of such obligations resulting in the payment of consent fees or higher interest rates, or require a capital raise at an inopportune time or on terms not favorable.

A breach of any of these covenants or the inability to comply with the required financial ratios or financial condition tests could result in a default under the Credit Facility Agreement. A default under the Credit Facility Agreement, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder.

We may incur indebtedness to execute our long-term growth strategy, which may reduce our profitability.

Maintaining a relevant rental fleet requires significant capital. We may require additional capital in the future to maintain and refresh our fleet. For the years ended December 31, 2023 and 2022, we spent $44 million, and $25 million, respectively, to purchase property, plant and equipment. Historically, we have financed these investments through cash flows from operations and external borrowings. These sources of capital may not be available to us in the future. If we are unable to fund capital expenditures for any reason, we may not be able to capture available growth opportunities or effectively maintain our existing assets and any such failure could have a material adverse effect on our business, results of operations and financial condition. If we incur additional indebtedness, our profitability may be reduced.

Political, regulatory, economic and social disruptions in the countries in which we conduct business could adversely affect our business or results of operations.

In addition to our facilities in the United States, we operate stocking points in Scotland and Germany and facilities in Canada and the United Arab Emirates. Additionally, we rent downhole drilling tools in Ukraine to Ukraine-based directional drilling companies and drilling contractors through Denimex, which acts as our representative in Ukraine. Instability and unforeseen changes in any of the markets in which we conduct business could have an adverse effect on the demand for, or supply of, the products that we rent and the services that we provide, which in turn could have an adverse effect on our business, results of operations and cash flows. These factors include, but are not limited to:

•
nationalization and expropriation;
•
potentially burdensome taxation;
•
inflationary and recessionary markets, including capital and equity markets;
•
civil unrest, labor issues, political instability, natural disasters, terrorist attacks, cyber-terrorism, military activity and wars;
•
outbreaks of pandemic or contagious diseases;
•
supply disruptions in key oil producing countries;
•
tariffs, trade restrictions, trade protection measures or price controls;
•
foreign ownership restrictions;
•
import or export licensing requirements;
•
restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations;
•
changes in, and the administration of, laws and regulations;
•
inability to repatriate income or capital;
•
reductions in availability of qualified personnel;
•
development and implementation of new technologies;
•
foreign currency fluctuations or currency restrictions; and
•
fluctuations in the interest rate component of forward foreign currency rates.

We may not be able to manage our growth successfully.

The growth of our operations will depend upon our ability to expand our customer base in our existing markets and to enter new markets in a timely manner at reasonable costs, organically or through acquisitions. In order for us to recover expenses incurred in entering new markets and obtaining new customers, we must attract and retain customers on economic terms and for extended periods. Customer growth depends on several factors outside of our control, including economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity. We may experience difficulty managing our growth, integrating new customers and employees, and complying with applicable regulations. Expanding our operations also may require continued development of our operating and financial controls and may place additional stress on our management and operational resources. We may be unable to manage our growth and development successfully.

A failure of our information technology infrastructure and cyberattacks could adversely impact us.

We depend on our IT systems, in particular COMPASS, for the efficient operation of our business. Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. Despite our implementation of security measures, our systems are vulnerable to damage from computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. Moreover, we cannot guarantee that COMPASS, or features thereof, are not the protected intellectual property of third parties. If this is the case, these third parties may seek to protect their respective intellectual property rights, thereby hindering, or completely eliminating, our ability to use COMPASS and leverage its benefits.

Additionally, we rely on third parties to support the operation of our IT hardware and software infrastructure, and in certain instances, utilize web-based applications. We also provide proprietary and client data to certain third parties, and such third parties may be the subject of IT failures or cyberattacks. The failure of our IT systems or those of our vendors or third parties to whom we disclose certain information to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, inappropriate disclosure of confidential and proprietary information, reputational harm, increased overhead costs and loss of important information, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Our results of operations and financial condition could be negatively impacted by changes in accounting principles.

The accounting for our business is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in policies, rules, regulations, and interpretations of accounting and financial reporting requirements of the SEC or other regulatory agencies. Adoption of a change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the adoption of such change. It is difficult to predict the impact of future changes to accounting principles and accounting policies over financial reporting, any of which could adversely affect our results of operations and financial condition and could require significant investment in systems and personnel.

Adverse and unusual weather conditions may affect our operations.

Our operations may be materially affected by severe weather conditions in areas where we operate. Severe weather, such as hurricanes, high winds and seas, blizzards and extreme temperatures may cause evacuation of personnel, curtailment of services and suspension of operations, inability to deliver tools to customers in accordance with contract schedules and loss of or damage to our tools and facilities. In addition, variations from normal weather patterns can have a significant impact on demand for oil and natural gas, thereby reducing demand for our tools and services.

Risks Related to Legal and Regulatory Matters

Our operations require us to comply with various domestic and international regulations, violations of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are exposed to a variety of federal, state, local and international laws and regulations relating to matters such as environmental, workplace, health and safety, labor and employment, customs and tariffs, export and re-export controls, economic sanctions, currency exchange, bribery and corruption and taxation. These laws and regulations are complex, frequently change and have tended to become more stringent over time. They may be adopted, enacted, amended, enforced or interpreted in such a manner that the incremental cost of compliance could adversely impact our business, results of operations and cash flows.

In addition to our U.S. operations, we operate stocking points in Scotland and Germany and facilities in Canada and the United Arab Emirates. Additionally, we rent downhole drilling tools in Ukraine to Ukraine-based directional drilling companies and drilling contractors through Denimex, which acts as our representative in Ukraine. Our operations outside of the United States require us to comply with numerous anti-bribery and anti-corruption regulations. The U.S. Foreign Corrupt Practices Act, among others, applies to us and our operations. Our policies, procedures and programs may not always protect us from reckless or criminal acts committed by our employees or agents, and severe criminal or civil sanctions may be imposed as a result of violations of these laws. We are also subject to the risks that our employees and agents outside of the United States may fail to comply with applicable laws.

In addition, we purchase tools for use in the United States, Canada, the United Kingdom, Germany, the United Arab Emirates and Ukraine for use in such countries. Most movement of these tools involves imports and exports. As a result, compliance with multiple trade sanctions, embargoes and import/export laws and regulations pose a constant challenge and risk to us since a portion of our business is conducted outside of the United States through our subsidiaries. Our failure to comply with these laws and regulations could materially affect our business, results of operations and cash flows.

Compliance with environmental laws and regulations may adversely affect our business and results of operations.

Environmental laws and regulations in the United States and foreign countries affect the services we provide and the equipment we rent and service, as well as the facilities we operate. Such laws and regulations also impact the oil and gas industry more broadly, thereby impacting demand for our products and equipment. For example, we may be affected by such laws as the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Water Act, the Clean Air Act and the Occupational Safety and Health Act of 1970. Further, our customers may be subject to a range of laws and regulations governing hydraulic fracturing, drilling and greenhouse gas emissions.

We are required to invest financial and managerial resources to comply with environmental laws and regulations and believe that we will continue to be required to do so in the future. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial and mitigation obligations, and the issuance of orders enjoining operations. These laws and regulations, as well as the finalizing of other new laws and regulations affecting our operations or the exploration and production and transportation of crude oil and natural gas by our customers, could adversely affect our business and operating results by increasing our costs of compliance, increasing the costs of compliance and costs of doing business for our customers, limiting the demand for our products and services, or restricting our operations. Increased regulation or a move away from the use of fossil fuels caused by additional regulation could also reduce demand for our products and services.

Existing or future laws and regulations related to greenhouse gases and climate change and related public and governmental initiatives and additional compliance obligations could have a material adverse effect on our business, results of operations, prospects, and financial condition.

Changes in environmental requirements related to greenhouse gas emissions, climate change, or alternative energy sources may negatively impact demand for our products and services. For example, oil and natural gas E&P may decline as a result of environmental requirements or laws, regulations and policies promoting the use of alternative forms of energy, including land use policies and other actions to restrict oil and gas leasing and permitting in response to environmental and climate change concerns. In January 2021, the Acting Secretary of the Department of the Interior issued an order suspending new leasing and drilling permits for fossil fuel production on federal lands and waters for 60 days. President Biden then issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Several states filed lawsuits challenging the suspension and in June 2021, a judge in the U.S. District Court for the Western District of Louisiana issued a nationwide temporary injunction blocking the suspension. The Department of the Interior successfully appealed the U.S. District Court’s ruling in August 2022, but the moratorium was again enjoined that month. However, the Biden Administration may take further actions to limit new oil and natural gas leases. Further, to the extent that the Department of Interior’s report or other initiatives to reform federal leasing practices result in the development of additional restrictions on drilling, limitations on the availability of leases, or restrictions on the ability to obtain required permits, it could impact our customers’ opportunities and reduce demand for our products and services in the aforementioned areas.

Federal, state and local agencies continue to evaluate climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. For example, the United States Environmental Protection Agency has proposed new methane emissions regulations for certain oil and gas facilities, while the Inflation Reduction Act of 2022 established a charge on methane emissions above certain limits from such facilities . Because our business depends on the level of activity in the oil and gas industry, existing or future laws and regulations related to greenhouse gases could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas. Likewise, such laws or regulations may result in additional compliance obligations with respect to the release, capture, sequestration and use of greenhouse gases. These additional obligations could increase our costs and have a material adverse effect on our business, results of operations, prospects and financial condition.

Many of our customers utilize hydraulic fracturing in their operations. Environmental concerns have been raised regarding the potential impact of hydraulic fracturing on underground water supplies and seismic activity. These concerns have led to several regulatory and governmental initiatives in the United States to restrict the hydraulic fracturing process, which could have an adverse impact on our customers’ production activities. Although we do not conduct hydraulic fracturing, increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques. In December 2021, the Texas Railroad Commission, which regulates the state’s oil and gas industry, suspended the use of deep wastewater disposal wells in four oil-producing counties in West Texas. The suspension is intended to mitigate earthquakes thought to be caused by the injection of waste fluids, including saltwater, that are a byproduct of hydraulic fracturing into disposal wells. The ban will require oil and gas production companies to find other options to handle the wastewater, which may include piping or trucking it longer distances to other locations not under the ban. The finalization of new laws or regulations at the federal, state, local or foreign level imposing reporting obligations on, or otherwise limiting, delaying or banning, the hydraulic fracturing process or other processes on which hydraulic fracturing and subsequent hydrocarbon production relies, such as water disposal, could make it more difficult to complete oil and natural gas wells. Further, it could increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our products.

Increasing attention by the public and government agencies to climate change and Environmental, Social and Governance (“ESG”) matters could also negatively impact demand for our products and services and the products of our oil and gas producing customers. In recent years, increasing attention has been given to corporate activities related to ESG in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change and energy rebalancing matters, such as promoting the use of substitutes to fossil fuel products and encouraging the divestment of fossil fuel equities, as well as pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. If this were to continue, it could have a material adverse effect on the valuation of the Common Stock and our ability to access equity capital markets.

In addition, our business could be impacted by initiatives to address greenhouse gases and climate change and incentives to conserve energy or use alternative energy sources. For example, the Inflation Reduction Act of 2022, signed into law by President Biden in August 2022, includes financial and other incentives to increase wind and solar electric generation and encourage consumers to use these alternative energy sources. Additional similar state or federal initiatives to incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for our products and services and negatively impacting our business.

Changes in tax laws or tax rates, adverse positions taken by taxing authorities and tax audits could impact our operating results.

We are subject to the jurisdiction of numerous domestic and foreign taxing authorities. Changes in tax laws or tax rates, the resolution of tax assessments or audits by various tax authorities could impact our operating results. In addition, we may periodically restructure our legal entity organization. If taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective income tax rate could be impacted. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each taxing jurisdiction, as well as the significant use of estimates and assumptions regarding future operations and results and the timing of income and expenses. We may be audited and receive tax assessments from taxing authorities that may result in assessment of additional taxes that are ultimately resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of any tax matter involves uncertainties and there are no assurances that the outcomes will be favorable. If U.S. or foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operating may be adversely impacted.

If we are unable to fully protect our intellectual property rights or trade secrets, we may suffer a loss in revenue or any competitive advantage or market share we hold, or we may incur costs in litigation defending intellectual property rights.

While we have some patents and others pending, we do not have patents relating to many of our key processes and technology. If we are not able to maintain the confidentiality of our trade secrets, or if our competitors are able to replicate our technology or services, our competitive advantage would be diminished. We also cannot provide any assurance that any patents we may obtain in the future would provide us with any significant commercial benefit or would allow us to prevent our competitors from employing comparable technologies or processes. We may initiate litigation from time to time to protect and enforce our intellectual property rights. In any such litigation, a defendant may assert that our intellectual property rights are invalid or unenforceable. Third parties from time to time may also initiate litigation against us by asserting that our businesses infringe, impair, misappropriate, dilute or otherwise violate another party’s intellectual property rights. We may not prevail in any such litigation, and our intellectual property rights may be found invalid or unenforceable or our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. The results or costs of any such litigation may have an adverse effect on our business, results of operations and financial condition. Any litigation concerning intellectual property could be protracted and costly, is inherently unpredictable and could have an adverse effect on our business, regardless of its outcome.

Moreover, third parties on whom we rely for certain tools may be subject to litigation to defend their intellectual property rights. If such litigation ends adversely for the third party with whom we deal, our ability to obtain such tools could be significantly limited or restricted. This could have a material adverse effect on our business.

As a result of plans to expand our business operations, including to jurisdictions in which tax laws may not be favorable, our obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect our after-tax profitability and financial results.

Our effective tax rates may fluctuate widely in the future, particularly if our business expands domestically or internationally. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. generally accepted accounting principles (“GAAP”), changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect our future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) pre-tax operating results of our business.

Additionally, we are subject to significant income, withholding, and other tax obligations in the United States and may become subject to taxation in numerous additional U.S. state and local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Our after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of stock-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (g) changes to existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions, and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on our after-tax profitability and financial condition. Additionally, the Internal Revenue Service (“IRS”) and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

Our after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.

Risks Related to Ownership of the Common Stock

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of the Common Stock.

As a public company, we are required to comply with the Sarbanes-Oxley Act, which requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We continue to refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in filings with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers.

We will continue to refine our internal control over financial reporting. We will be required to make a formal assessment of the effectiveness of our internal control over financial reporting and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we have been engaging, and will continue to engage, in a process to document and evaluate our internal control over financial reporting. This process is both costly and challenging, and requires us to dedicate significant internal resources. We may also engage outside consultants and hire new employees with the requisite skillset and experience. We are developing a plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of the Common Stock. In addition, we could be subject to sanctions or investigations by Nasdaq, the SEC and other regulatory authorities.

The market price of the Common Stock may be volatile, which could cause the value of your investment to decline.

The market price of the Common Stock has been and may continue to be volatile and subject to wide fluctuations depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in the Common Stock. Factors affecting the trading price of the Common Stock may include:

•
market conditions in our industry or the broader stock market;
•
actual or anticipated fluctuations in our financial and operating results;
•
actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•
the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•
changes in financial estimates prepared by and recommendations provided by securities analysts concerning us or the market in general;
•
the perceived success of the Merger;
•
the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•
announced or completed acquisitions of businesses, commercial relationships, products, services or technologies by us or our competitors;
•
changes in laws and regulations affecting our business;
•
changes in accounting standards, policies, guidelines, interpretations or principles;
•
commencement of, or involvement in, litigation involving us;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
sales, or anticipated sales, of large blocks of the Common Stock;
•
any major change in the composition of the board of directors of DTIC ("the Board") or our management;
•
general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID-19), currency fluctuations and acts of war or terrorism; and
•
other risk factors listed under this “Risk Factors” section.

Broad market and industry factors may materially harm the market price of the Common Stock, regardless of our actual operating performance. The stock markets have, from time to time, experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner often unrelated to the operating performance of those companies. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the market price of the Common Stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Shareholder activism or securities litigation could give rise to perceived uncertainties regarding the future of our business and it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect relationships with suppliers and other parties.

Further, although the Common Stock is currently listed on Nasdaq, an active trading market for the Common Stock may not be sustained. Accordingly, if an active trading market for these securities is not maintained, the liquidity of the Common Stock, your ability to sell your shares of the Common Stock when desired and the prices that you may obtain for your shares will be adversely affected.

We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

We expect our expenditures to continue to be significant in the foreseeable future as we expand our business, and that our level of expenditures will be significantly affected by the performance of the oil and gas industry. Our future capital requirements may be uncertain and actual capital requirements may be different from those currently anticipated, as we look to expand the size of our business, both in terms of fleet size and geographic scope. We may need to seek equity or debt financing to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct our business as planned, both of which could mean that we would be forced to curtail or discontinue our operations.

In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain additional borrowing capacity under a credit facility. The sale of additional equity or equity-linked securities could dilute our holders of Common Stock ("Stockholders"). Moreover, the net proceeds received by us from an offering of equity securities could be reduced if the price of the Common Stock is negatively impacted by a sale of a large number of the shares of Common Stock registered by the Registration Statement. The incurrence of indebtedness would result in increased debt service obligations and could subject us to operating and financing covenants that would restrict our operations or our ability to pay dividends to our Stockholders. If we cannot raise additional funds when we need or want them, our business, financial condition, and results of operations could be negatively impacted.

As a public company, we will incur significant increased expenses and administrative burdens which could have an adverse effect on our business, financial condition and operating results.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. These expenses may increase even more after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, including the requirements of Section 404, and rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and Nasdaq, impose additional reporting and other obligations on public companies. Compliance with public company requirements will continue to lead to increased costs and make certain activities more time consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we have created new board committees, have entered into new insurance policies and adopted new internal controls and disclosure controls and procedures. In addition, we have incurred, and will continue to incur, expenses associated with SEC reporting requirements. We have expanded our staff and may be required to continue expanding to ensure that our workforce has the requisite experience to implement these changes.

Furthermore, if any issues in complying with those requirements are identified (for example, if management or our independent registered public accounting firm identifies a material weakness in the internal control over financial reporting), we could incur additional costs rectifying those issues, the existence of those issues could adversely affect our reputation or investor perceptions of it and it may be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board or as executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially adversely affected. Even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them could divert the resources of our management and adversely affect our business and results of operations. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by Stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our Second Amended and Restated Certificate of Incorporation of DTIC ("Certificate of Incorporation") designates specific courts as the exclusive forum for substantially all stockholder litigation matters, which could limit the ability of our Stockholders to obtain a favorable forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against current or former directors, officers or other employees for breach of fiduciary duty, any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware ("DGCL"), our Certificate of Incorporation or Bylaws, any action asserting a claim governed by the internal affairs doctrine of the State of Delaware or any other action asserting an “internal corporate claim” (as defined in Section 115 of the DGCL), confer jurisdiction to the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware), unless we consent in writing to the selection of an alternative forum. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit a Stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors, officers and other employees. Furthermore, Stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.

In addition, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in our Certificate of Incorporation is inapplicable or unenforceable. In March 2020, the Delaware Supreme Court issued a decision in Salzberg, et al. v. Sciabacucchi which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it. If a court were to find the exclusive forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, prospects, financial condition and operating results.

Shareholder litigation and regulatory inquiries and investigations are expensive and could harm our business, financial condition and operating results and could divert management attention.

In the past, securities class action litigation and/or shareholder derivative litigation and inquiries or investigations by regulatory authorities have often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, such as the Merger. Any shareholder litigation and/or regulatory investigations against us, whether or not resolved in our favor, could result in substantial costs and divert our management’s attention from other business concerns, which could adversely affect our business and cash resources and the ultimate value of our securities.

While we have not received demand letters, we may in the future receive demand letters or complaints, from purported holders of the Common Stock regarding certain actions taken in connection with the Merger, the adequacy of the registration statement filed therewith or this Annual Report on Form 10-K. These demand letters or complaints may lead to litigation against our directors and officers in connection with the Merger. Defending against any lawsuits could require us to incur significant costs and draw the attention of our management away from the day-to-day operations of our business.

Past performance by our management team may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team, directors, advisors and their respective affiliates is presented for informational purposes only. Past performance by our management team, directors, advisors and such affiliates is not a guarantee of the future success of our business and operations. You should not rely on the historical performance of our management team, directors and advisors or that of their respective affiliates as indicative of our future performance, of an investment in us, or the returns the Common Stock will, or is likely to, generate going forward.

HHEP-Directional, L.P. ("HHEP") owns a significant equity interest in us and may take actions that conflict with your interests.

The interests of HHEP may not align with our interests and those of our Stockholders. HHEP is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. HHEP (and its affiliates, partners, and associate entities), may also pursue business opportunities that may be complementary to our business and, as a result, those business opportunities may not be available to us. Our Certificate of Incorporation provides that we renounce any interest or expectancy in, or being offered an opportunity to participate in, business opportunities that may be presented to any Stockholder, director, officer or any other person or entity (including, with respect to any of the foregoing that are entities, any affiliates and their respective directors, officers, partners, members and associated entities) in each case who is not a full-time employee of DTIC or any of its subsidiaries (each, an “Exempted Person”). Our Certificate of Incorporation further provides that no Exempted Person has a duty to communicate the receipt of knowledge of any potential circumstances, transaction, agreement, arrangement or other matter that may be Corporate Opportunity (as defined therein).

Sales of substantial amounts of Common Stock in the public markets, or the perception that such sales could occur, could reduce the price that the Common Stock might otherwise attain.

Sales of a substantial number of shares of the Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of the Common Stock and may make it more difficult for investors to sell their shares of the Common Stock at a time and price that investors deem appropriate.

Approximately 17.5 million shares of Common Stock are subject to transfer restrictions set forth in the lock-up agreement between DTIC and Michael W. Domino, Jr., the lock-up agreement between DTIC and HHEP, and the lock-up agreement between DTIC and RobJon (the “Lock-Up Agreements”). As a result of the Lock-Up agreements, dated June 20, 2023, a significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. Under the terms of the Lock-Up Agreements, the Stockholder Parties agreed, subject to certain customary exceptions, that during the period that is the earlier of (i) the date that is 180 days following June 20, 2023 and (ii) the date specified in a written waiver of the provisions of the Lock-Up Agreements duly executed by ROC Holdings and DTIC, not to dispose of, directly or indirectly, any shares of the Common Stock subject to their respective Lock-Up Agreement, or take other related actions with respect to such shares. The shares of the Common Stock subject to the Lock- Up Agreements include all shares held by the Stockholder Parties, except for shares of the Common Stock issued pursuant to the Exchange Agreements.

Other than R. Wayne Prejean, who is the President, Manager and sole owner of RobJon’s general partner, and Mr. Domino, no directors, officers or employees of DTIC are party to any lock-up agreement with respect to the Common Stock.

The Registration Statement has become effective and during such time as it remains effective, Alberto Pontonio, Aldo Rodriguez, Ashley Lane, CFH Ventures, Ltd., Charles E. Crass, Curtis L. Crofford, David R. Johnson, EarlyBirdCapital, the EarlyBird Affiliates, HHEP, FP SPAC 2, Hicks Holdings Operating LLC, John D. “Jack” Furst, MHH Ventures, Ltd., Michael W. Domino, Jr., MV Partners I LP, Oak Stream Investors II, Ltd., R. Wayne Prejean, RBH Ventures, Ltd., RobJon Holdings, L.P., ROC Holdings, Thomas O. Hicks, TOH, Jr. Ventures, Ltd. and WCH Ventures, Ltd., and their respective permitted transferees (the “Selling Stockholders”) will be permitted, subject to the lock-up restrictions described above, to sell the shares registered hereby. Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of the Common Stock to fall and make it more difficult for you to sell shares of the Common Stock. We expect that, because of the significant number of shares offered hereby, the Selling Stockholders will continue to offer shares covered by this prospectus for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to this prospectus may continue for an extended period of time. As of December 31, 2023, these Lock-Up agreements have expired.

We may issue additional shares of Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

We may issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without Stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank could have the following effects:

•
existing Stockholders’ proportionate ownership interest will decrease;
•
the amount of cash available per share, including for payment of dividends in the future, may decrease;
•
the relative voting strength of each previously outstanding share of Common Stock may be diminished; and
•
the market price of the Common Stock may decline.

We have access to a significant amount of cash and our management has broad discretion over the use of that cash. Our management may use the cash in ways that our Stockholders may not approve.

We have broad discretion over the use of our cash and cash equivalents. You may not agree with our use of such cash and cash equivalents. Our failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these assets. You will not have the opportunity to influence directly our decisions on how to use our cash resources.

Because there are no current plans to pay cash dividends on the Common Stock for the foreseeable future, you may not receive any return on investment unless you sell the Common Stock at a price greater than what you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made by the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness DTIC or its subsidiaries incur. As a result, you may not receive any return on an investment in Common Stock unless you sell your shares of Common Stock for a price greater than that which you paid for it.

DTIC’s sole material asset is its direct equity interest in DTIH and, accordingly, it is dependent upon distributions from DTIH to pay taxes and cover its corporate and other overhead expenses and pay dividends, if any, on the Common Stock.

DTIC is a holding company and has no material assets other than its direct equity interest in DTIH. We have no independent means of generating revenue. To the extent DTIH has available cash, DTIC will cause DTIH to make distributions of cash to pay taxes, cover its corporate and other overhead expenses and pay dividends, if any, on the Common Stock. To the extent that DTIC needs funds and DTIH’s operating subsidiaries fail to generate sufficient cash flow to distribute funds to DTIC or is restricted from making such distributions or payments under applicable law or regulation or under the terms of DTIC’s financing arrangements, or is otherwise unable to provide such funds, DTIC’s liquidity and financial condition could be materially adversely affected.

Nasdaq Capital Market ("Nasdaq") may delist the Common Stock from trading, which could limit investors’ ability to execute transactions in the Common Stock and subject us to additional trading restrictions.

We cannot assure you that the Common Stock will continue to be listed on Nasdaq. If Nasdaq delists the Common Stock from trading and we are unable to list the Common Stock on another national securities exchange, we expect the Common Stock could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for the Common Stock;
•
reduced liquidity for the Common Stock;
•
a determination that the Common Stock is a “penny stock” which will require brokers trading in the Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Common Stock;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because the Common Stock is listed on Nasdaq, the Common Stock qualifies as a covered security. Although the states are preempted from regulating the sale of the Common Stock, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on Nasdaq, shares of Common Stock would not be covered securities and we would be subject to regulation in each state in which we offer the Common Stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding the Common Stock adversely, the price and trading volume of the Common Stock could decline.

The trading market for the Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of the Common Stock would likely decline. If an analyst that covers us ceases its coverage or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We are a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, our Stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

HHEP controls more than 50% of the voting power for the election of the Board. Accordingly, we are a “controlled company” within the meaning of the Nasdaq rules. A “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have:

•
a board of directors with the majority comprised of independent directors;
•
a compensation committee; and
•
independent oversight of director nominations.

While we do not currently rely on these exemptions, we may take advantage of these exemptions in the future. As a result, our Stockholders may not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Identification and Management

The Company has a cybersecurity Risk Management Policy in place that governs the life cycle in which cybersecurity risks, including:

•
Risk Identification: through various initiatives performed, including, annual assessments, penetration tests, Incident Response tabletop exercises, vulnerability scans, and cybersecurity reviews of critical third-party vendor engagements, etc.
•
Risk Evaluation & Treatment: Identified issues, vulnerabilities, and exposures are captured within the Company’s Risk Register, which is updated periodically to reflect the most up to date treatment option selected by the Risk Owners.
•
Risk Reporting and Ongoing Management: Potentially material risks are shared as part of a monthly Cybersecurity Governance Forum, that’s attended by leadership. Risk Mitigations are tracked to completion through various project updates.

The foundation of the Company’s cybersecurity framework is based on written policies that govern different process areas. Risks are identified through various processes that employees perform through their daily operations and are mitigated, managed and/or governed through these established processes.

The Company is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations or financial condition. However, the Company cannot provide assurance that the Company will not be materially affected in the future by such risks or any future material incidents.

Leveraging the Company’s Cybersecurity Risk Management & Governance process, it has identified cybersecurity risk factors that are inherent to the Company’s business and industry. The risk factors discussed in this section should be considered together with information included elsewhere in this Annual Report on Form 10-K and should not be considered the only risks to which the Company is exposed. Additionally, mitigation of these risk factors is tracked by management as part of the Cybersecurity Maturity Roadmap.

•
Disruptions in the Company’s supply chain could result in an adverse impact on results of operations.
•
Network compromise or equipment sabotage could impact the operations of the manufacturing or distribution sites which could impact the revenue.
•
Cybersecurity incidents, including breaches of confidential information, sensitive data, personal information, or intellectual property could damage the Company’s reputation, disrupt operations, increase costs, and impact revenues.
•
Nation state attacks due to current geopolitical and economic climate could impact oil and gas industry.

Engagement of Third Parties

The Company uses an IT Managed Service Provider in conjunction with a Cybersecurity Advisory firm to perform various functions, guiding the Company’s cybersecurity posture, and providing ongoing support to the Company’s cybersecurity program.

The Company has Incident Response retainer services that can be leveraged, when needed.

The Company uses a third-party external auditor to perform annual audits, which include cybersecurity components, and a cybersecurity advisory firm to conduct annual risk assessments and penetration tests.

To manage third-party risks, the Company has a Third-Party Risk Management Policy and procedures in place. The process involves performing reviews of the cybersecurity controls of third-party vendors that have access to the Company’s confidential or sensitive information, or those who may have access to the Company’s systems. Since the process was established, key critical vendors who may have material impact on the Company’s confidentiality, integrity or availability of data were prioritized and reviews were completed. The review of other relevant third-party vendors upon onboarding began in January 2024.

Board Oversight of Cybersecurity Matters

The cybersecurity dashboard with roadmap progress is shared with the board of directors regularly, which includes actions completed and any topics that need board awareness / sponsorship such as approval of budgets which include cyber security project initiatives.

An in-depth update regarding cyber security is discussed during quarterly meetings with the Audit Committee. The Audit Committee is ultimately responsible for overseeing management’s execution of the Company’s cybersecurity risk management program.

The Chief Financial Officer (CFO) and designees are responsible for reviewing and approving the Cybersecurity Risk Management processes, or exceptions to such processes.

External Counsel is consulted on legal matters related to Cybersecurity Risk or Incident Management as deemed necessary by leadership.

Additionally, the Cybersecurity Risk Committee holds periodic Cybersecurity Governance Forums, in which detailed cybersecurity program updates and metrics are reported.

The Company’s Chief Financial Officer and VP of Finance are responsible for the oversight and communication of cybersecurity threats and risks to the Company’s Board of Directors. They meet regularly with the Board of Directors where a Cybersecurity roadmap progress is shared with the board.

Item 2. Properties.

As of December 31, 2023, our one operating and reporting segment operated out of 16 facilities in 13 locations, 12 of which are located in the United States and one of which is located in Canada. Our properties are comprised of service centers and manufacturing facilities, 100% of which are leased. Please see the table below for additional information on our properties:

Location	Type	Own/Lease

United States:
Bakersfield, CA	Service Center	Lease
Broussard, LA	Service Center, Manufacturing Facility	Lease
New Iberia, LA	Service Center	Lease
Shreveport, LA	Service Center	Lease
Williston, ND	Service Center	Lease
Oklahoma City, OK	Service Center	Lease
Charleroi, PA	Service Center	Lease
Houston, TX	Service Center, Manufacturing Facility	Lease
Midland, TX (1)	Service Center	Lease
Odessa, TX (1)	Service Center, Manufacturing Facility	Lease
Carlsbad, NM	Service Center	Lease
Casper, WY	Service Center	Lease
Vernal, UT	Service Center	Lease
Canada:	Service Center	Lease
Nisku, Canada	Service Center	Lease

(1) Consists of two facilities

Item 3. Legal Proceedings.

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have, in the opinion of our management, there is no pending litigation, dispute or claim against us that, if decided adversely, will have a material adverse effect on our results of operations, financial condition or cash flows. See Note 15, Commitments and Contingencies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock is listed on Nasdaq under the symbol “DTI”. On December 29, 2023, the closing price of the Common Stock was $3.20 per share. As of December 31, 2023, there were approximately 86 holders of record of Common Stock. Such number does not include beneficial owners holding shares of the Common Stock through nominees.

Dividend Policy

We have not paid any cash dividends on the Common Stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Our ability to pay dividends on the Common Stock could be restricted by the terms of the Credit Facility Agreement or the terms of any agreement governing other indebtedness we may incur. Any future determination to declare cash dividends will be made at the discretion of the Board, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that the Board may deem relevant.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

Item 6. Selected Financial Data. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Drilling Tools International Holdings, Inc. (“DTIH”) entered into a business combination agreement (the “Agreement”) with ROC Energy Acquisition Corp. (“ROC”) on February 13, 2023. The transactions contemplated by the Agreement (the “Merger”) were completed on June 20, 2023, and in conjunction therewith ROC changed its name to Drilling Tools International Corporation (“DTIC” and, together with its subsidiaries, “DTI”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited annual financial statements and the related notes included under Item 8 – Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K (the “Report”) as well as DTIH’s audited consolidated financial statements and notes thereto included in the prospectus/proxy statement/consent solicitation statement, dated May 12, 2023, and filed with the SEC. The discussion and the analysis should also be read together with the information set forth in the section entitled “Business.” The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” or in other parts of this Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a leading OSC, based on the percentage of active rigs to which we supply tools in the geographies in which we are active, that rents downhole drilling tools used in horizontal and directional drilling of oil and natural gas. We operate from 16 locations in North America and 4 international stocking points in Europe and the Middle East, and maintain a large fleet of rental equipment consisting of drill collars, stabilizers, crossover subs, wellbore conditioning tools, drill pipe, hevi-wate drill pipe and tubing. We also rent surface control equipment such as blowout preventers and handling tools and provide downhole products for producing wells.

Our business model primarily centers on revenue generated from tool rentals and product sales. We generated revenue from tool rentals and product sales of $152.0 million and $129.6 million for the years ended December 31, 2023 and 2022, respectively, and had net income of $14.7 million and $21.1 million for those same periods. We historically incurred significant operating losses since inception. As of December 31, 2023 and 2022, we had an accumulated deficit of $6.3 million and $21.1 million, respectively.

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

These factors may be influenced by the oil and gas region in which our customers operate. While these factors may lead to differing revenues, we have generally been able to forecast our product needs and anticipated revenue levels based on historic trends in a region and with a specific customer.

Recent Developments and Trends

In 2020 and early 2021, demand for oil significantly declined as a result of the COVID-19 pandemic and other factors. Oil prices have since increased due in part to an increase in demand for oil and increases in oil production by OPEC+ members. However, prices remained volatile through 2022. In the first half of 2022, West Texas Intermediate (“WTI”) oil prices and volatility thereof increased dramatically, in large part due to Russia’s invasion of Ukraine. Russia has since been subject to a host of sanctions, some of which limit its ability to export crude oil and other petroleum products. The anticipated impact on supply drove WTI oil prices above $123 per barrel in early March 2022.

By the end of December 2022, WTI oil prices declined to approximately $80 per barrel due in part to high inflation rates and fears of a global recession that could negatively impact oil demand. WTI oil prices declined further during the first quarter of 2023, reaching a low of $67 per barrel in the middle of March, following turmoil in the banking sector, which escalated fears of a global recession and a concomitant decline in oil demand. However, in April 2023, WTI oil prices returned to the low-$80s per barrel range, due in part to the Organization of Petroleum Exporting Countries and other oil producing nations' ("OPEC+’s") decision to further cut production by approximately 1.2 million barrels per day. This production cut was effective as of May 2023 and continued through the end of the year.

Despite this high volatility in spot oil prices, our customers tend to focus more on medium-term and long-term commodity prices when making investment decisions due to the longer lead times of offshore projects. These forward prices experienced far less volatility in 2022 and the early part of 2023, and they have remained at levels that are highly favorable for offshore project demand.

Prices for natural gas have decreased throughout 2023 relative to 2022 in the United States due to several factors, including an increase in natural gas production, consistent consumption year over year, and increased natural gas inventories. Henry Hub natural gas spot prices have decreased from an average of $5.53 per one million British Thermal Units ("MMBtu") for December 2022 and $2.52 per MMBtu in December 2023.

The ongoing conflict in Ukraine and the evolving Israel-Hamas conflict have caused uncertainty in the financial markets and the oil and natural gas markets, both globally and in the United States. Such uncertainty has already caused, and could continue to cause, stock price volatility and supply chain disruptions. This uncertainty could cause higher oil and natural gas prices. Such elevated prices could in turn cause higher inflation, which could impact consumer spending and negatively impact demand for our goods and services. Moreover, additional interest rate increases by the U.S. Federal Reserve could further increase the probability of a recession.

Notwithstanding the significant commodity price volatility over the past several years, we have seen decreases in United States onshore drilling activity. During the year ended December 31, 2023, the weekly average U.S. onshore rig count as reported by Baker Hughes was 667 compared to 705 for the year ended December 31, 2022, respectively. Current rig activity remains significantly improved from 2020 levels when the weekly average rig count for the year ended December 31, 2020 was 418.

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

Free Cash Flow

We define Free Cash Flow as net cash (used in) provided by operating activities, less purchases of property, plant and equipment. Free Cash Flow is a supplemental non-GAAP financial measure that is used by our management and other external users of our financial statements, such as industry analysts, investors, lenders, rating agencies and others to assess our ability to internally fund our capital program, service or incur additional debt and pay dividends. We believe Free Cash Flow is a useful liquidity measure because it allows us and others to compare cash flow provided by operating activities across periods and to assess our ability to internally fund our capital program, reduce leverage, fund acquisitions and pay dividends to Stockholders where applicable.

Please refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial performance measure calculated and presented in accordance with GAAP, and a reconciliation of Free Cash Flow to net cash (used in) provided by operating activities, the most directly comparable liquidity measure calculated and presented in accordance with GAAP.

Key Components of Results of Operations

The discussion below relating to significant line items from our consolidated statements of operations and comprehensive income are based on available information and represent our analysis of significant changes or events that impact the comparability of the reported amount. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, we have quantified the impact of such items.

Revenue, net

We currently generate our revenue, net from tool rental services and product sales. Tool rental services, which consists of rental services, inspection services, and repair services, is accounted for under Topic 842. We recognize revenues from renting tools on a straight-line basis. Our rental contract periods are daily, monthly, per well, or based on footage. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, of the amount the customer is contractually required to pay, which is based on the rental contract period applicable to the actual number of days the drilling tool was rented, over the cumulative amount of revenue recognized to date.

The rental tool recovery component of product sales revenue is recognized when a tool is deemed to be lost-in-hole, damaged-beyond-repair, or lost-in-transit while in the care, custody, or control of the customer. Other made to order product sales revenue is recognized when the product is made available to the customer for pickup at our shipping dock.

We expect our tool rental services revenue to increase due to an expected increase in drilling activity, customer pricing and market share.

We expect our product sales revenue to increase because we expect oil and gas companies to continue to drill faster and harder, thereby pushing the limits of downhole drilling tools and often contributing to tools being lost-in-hole or damaged-beyond-repair. In addition, we expect that product sales revenue will increase as aged and consumable products will continue to be replaced in order to maintain or increase capacity.

Costs and Expenses

Our costs and expenses consist of cost of revenue, selling, general and administrative expense, and depreciation and amortization expense.

Cost of Revenue

Our cost of revenue consists primarily of all direct and indirect expenses related to providing our tool rental services offering and delivering our product sales, including personnel-related expenses and costs associated with maintaining the facilities.

We expect our total cost of tool rental revenue and our total cost of product sale revenue to increase in absolute dollars in future periods, corresponding to our anticipated growth in revenue and employee headcount. This increase in headcount is intended to support our customers and maintain the manufacturing, operations and field service team. The expected increase in these two costs builds-in some expected cost inflation.

We expect that gross margins will continue to improve slightly as we leverage our existing cost structure to increase our business activity. In addition, we expect that customer price increases will help offset cost inflation.

Selling, General and Administrative Expense

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel, and outside professional services expenses including legal, audit and accounting services, insurance, other administrative expenses and allocated facility costs for our administrative functions.

We expect our operating expenses to increase in absolute dollars for the foreseeable future as a result of operating as a public company. In particular, we expect our legal, accounting, tax, personnel-related expenses and directors’ and officers’ insurance costs reported within general and administrative expense to increase as we establish more comprehensive compliance and governance functions, increase security and IT compliance functions, review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports as required by the rules and regulations of the SEC. As a result, our historical results of operations may not be indicative of our results of operations in future periods.

Selling expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel, direct advertising, marketing and promotional material costs, sales commission expense, consulting fees and allocated facility costs for our sales and marketing functions.

We intend to increase investments in our sales and marketing organization to increase revenue, expand our global customer base, and broaden our brand awareness. We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future.

Depreciation and Amortization Expense

Depreciation and amortization expense relates to the consumption of our property and equipment, which consists of rental tools, shop equipment, computer equipment, furniture and fixtures and leasehold improvements, and the amortization of our intangible assets mainly related to customer relationships, software and partnerships.

Other (expense) income, net

Our other (expense) income, net is primarily comprised of interest income (expense), gain on sale of property, unrealized gain (loss) on securities, and other miscellaneous income and expense unrelated to our core operations.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table set forth our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Revenue, net:
Tool rental	$119,239	$99,018
Product sale	32,795	30,538
Total revenue, net	152,034	129,556
Operating costs and expenses:
Cost of tool rental revenue	30,960	27,581
Cost of product sale revenue	4,559	5,423
Selling, general, and administrative expense	68,264	51,566
Depreciation and amortization expense	20,352	19,709
Total operating costs and expenses	124,135	104,279
Operating income	27,899	25,277
Other expense, net:
Interest expense, net	(1,103)	(477)
Gain on sale of property	101	127
Loss on asset disposal	(489)
Unrealized gain (loss) on equity securities	(255)	234
Other expense, net	(6,359)	(384)
Total other expense, net	(8,105)	(500)
Income before income tax expense	19,794	24,777
Income tax expense	(5,046)	(3,697)
Net income	$14,748	$21,080

Revenue, net

Our revenue, net consists of tool rental and product sale revenues.

	Year Ended December 31,		Change
(In thousands)	2023	2022	Amount	%
Tool rental	$119,239	$99,018	$20,221	20%
Product sale	$32,795	$30,538	$2,257	7%

Tool rental revenue increased $20.2 million, or 20%, to $119.2 million for the year ended December 31, 2023 as compared to $99.0 million for the year ended December 31, 2022. The increase was primarily driven by increased market activity and customer pricing across all divisions, especially in relation to our Directional Tool Rentals ("DTR") division, the revenue of which increased $10.3 million, our Premium Tools Division ("PTD"), the revenue of which increased $7.2 million, and our Wellbore Optimization Tools ("WOT") division, the revenue of which increased $2.1 million. No other driver of this increase was individually significant.

Product sale revenue increased $2.3 million, or 7%, to $32.8 million for the year ended December 31, 2023 as compared to $30.5 million for the year ended December 31, 2022. The increase was primarily driven by increased market activity, specifically related to our accessory revenue.

Costs and Expenses

Cost of Revenue

Our cost of revenue consists of cost of tool rental revenue and cost of product sale revenue.

	Year Ended December 31,		Change
(In thousands)	2023	2022	Amount	%
Cost of tool rental revenue	$30,960	$27,581	$3,379	12%
Cost of product sale revenue	$4,559	$5,423	$(864)	(16)%

Cost of tool rental revenue increased $3.4 million, or 12%, to $31.0 million for the year ended December 31, 2023 as compared to $27.6 million for the for the year ended December 31, 2022. Across all divisions, the increase in cost of tool rental revenue was primarily driven by increased labor costs as well as increased repair costs due to increased rental activity.

Cost of product sale revenue decreased $0.9 million, or 16%, to $4.6 million for the year ended December 31, 2023 as compared to $5.4 million for the for the year ended December 31, 2022. The decrease in cost of product sale revenue was primarily driven by a decrease in manufacturing costs during 2023.

Selling, General, and Administrative Expense

	Year Ended December 31,		Change
(In thousands)	2023	2022	Amount	%
Selling, general, and administrative expense	$68,264	$51,566	$16,698	32%

Selling, general, and administrative expense increased $16.7 million, or 32%, to $68.3 million for the year ended December 31, 2023 as compared to $51.6 million for the year ended December 31, 2022. This increase was primarily driven by an increase in personnel-related expenses of $10.5 million. Additionally, there was an increase in expenses incurred as a result of the Merger and the transition to becoming a public company. Specifically, there was a $1.7 million increase in stock option expenses, a $1.4 million increase in accounting, legal, and advertising related expenses, and a $1.2 million increase in insurance expenses. No other driver of this increase was individually significant.

Depreciation and Amortization Expense

	Year Ended December 31,		Change
(In thousands)	2023	2022	Amount	%
Depreciation and amortization expense	$20,352	$19,709	$643	3%

Depreciation and amortization expenses increased $0.6 million, or 3%, to $20.4 million for the year ended December 31, 2023 as compared to $19.8 million for the year ended December 31, 2022. The increase was primarily due an increase in depreciation expense resulting from a higher property, plant and equipment balance as of December 31, 2023.

Other expense, net

Interest Expense, net

	Year Ended December 31,		Change
(In thousands)	2023	2022	Amount	%
Interest expense, net	$(1,103)	$(477)	$626	131%

Interest expense, net increased $0.6 million, or 131%, to $1.1 million for the year ended December 31, 2023 as compared to $0.5 million for the year ended December 31, 2022. The main driver of the increase was the settlement of the interest rate swap on July 10, 2023, causing there to be no unrealized gain for the year ended December 31, 2023 as compared to an unrealized gain of $1.4 million for the year ended December 31, 2022. The decrease in unrealized gain resulted in an increase in total interest expense, net year over year. This increase was partially offset by a decrease of $0.6 million in interest on the revolving line of credit during the year ended December 31, 2023 as compared to the year ended December 31, 2022, as a result of the revolving line of credit to be paid down completely in June 2023.

Loss on asset disposal

	Year Ended December 31,		Change
(In thousands)	2023	2022	Amount	%
Loss on asset disposal	$(489)	$—	$489	100%

Loss on asset disposal increased $0.5 million, or 100%, to $0.5 million for the year ended December 31, 2023 as compared to nil for the year ended December 31, 2022. The increase is due to there being no loss on asset disposal for the year ended December 31, 2022. The loss on asset disposal for the year ended December 31, 2023 relates to a group of assets disposed of where the net book value of the assets exceeded the consideration received.

Unrealized gain (loss) on equity securities

	Year Ended December 31,		Change
(In thousands)	2023	2022	Amount	%
Unrealized gain (loss) on equity securities	$(255)	$234	$(489)	(209)%

Unrealized loss on equity securities increased by $0.5 million, or 209%, to $0.3 million for the year ended December 31, 2023 as compared to an unrealized gain on equity securities of $0.2 million for the year ended December 31, 2022 primarily due to unfavorable market conditions during 2023 as compared to 2022.

Other Expense, net

	Year Ended December 31,		Change
(In thousands)	2023	2022	Amount	%
Other expense, net	$(6,359)	$(384)	$(5,975)	1,556%

Other expenses, net increased by $6.0 million, or 1,556%, to $6.4 million for the year ended December 31, 2023 as compared to $0.4 million for the year ended December 31, 2022. The increase was primarily due to transaction costs with no comparable activity during 2022.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

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

The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Net cash from operating activities	$23,334	$13,994
Less:
Purchases of property, plant and equipment	(43,750)	(24,688)
Free Cash Flow	$(20,416)	$(10,694)

The following tables present a reconciliation of Adjusted EBITDA to net income (loss) for the years ended December 31, 2023 and 2022 (non-recurring transaction expenses recorded to other (income) expense are presented separately within Adjusted EBITDA):

	Year Ended December 31,
(In thousands)	2023	2022
Net income	$14,748	$21,080
Add (deduct):
Income tax expense	5,046	3,698
Depreciation and amortization	20,352	19,709
Interest expense, net	1,103	477
Stock option expense	1,661	—
Management fees	1,130	449
Gain on sale of property	(101)	(127)
Loss on asset disposal	489	—
Unrealized gain (loss) on equity securities	255	(234)
Transaction expense	5,979	—
ERC credit received	—	(4,272)
Other expense, net	380	384
Adjusted EBITDA	$51,042	$41,163

Liquidity and Capital Resources

On December 31, 2023 and 2022, we had $6.0 million and $2.4 million of cash and cash equivalents, respectively. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under the Credit Facility Agreement. We may use additional cash generated to execute strategic acquisitions or for general corporate purposes. We believe that our existing cash on hand, cash generated from operations and available borrowings under the Credit Facility Agreement will be sufficient for at least the next 12 months to meet working capital requirements and anticipated capital expenditures.

Credit Facility Agreement

Reference is made to the disclosure set forth under the heading “Revolving Credit Facility” in Note 8, Revolving Credit Facility, of the notes to the consolidated financial statements included elsewhere in this Report.

Capital Expenditures

Our capital expenditures relate to capital additions or improvements that add to our rental or repair capacity or extend the useful life of our drilling tools and related infrastructure. Also, our capital expenditures relate to the replacement of tools that are lost or damaged by a customer, and such expenditures are funded by a rental tool recovery sale amount paid by the customer. We regularly incur capital expenditures on an on-going basis to (i) increase the size of or maintain our rental tool fleet and equipment, (ii) extend the useful life of our rental tools and equipment and (iii) acquire or upgrade computer hardware and software. The amount of our capital expenditures is influenced by, among other things, demand for our services, recovery of lost or damaged tools, schedules for refurbishing our various rental tools and equipment, cash flow generated by our operations, expected rates of return and cash required for other purposes.

Contractual Obligations and Commitments

Our material contractual obligations arise from leases of facilities and vehicles under non-cancellable operating leases agreements. See Note 15, Commitments and contingencies, of the notes to the consolidated financial statements included elsewhere in this Report.

Tax Obligations

We currently have available federal net operating loss carryforwards to offset our federal taxable income, and we expect that these carryforwards will substantially reduce our cash tax payments over the next several years. If we forfeit these carryforwards for any reason or deplete them faster than anticipated, our cash tax obligations could increase substantially. For additional information, see Note 11, Income Taxes, of the notes to the consolidated financial statements included elsewhere in this Report.

Cash Flows

The following table sets forth our cash flows for the period indicated:

	Year Ended December 31,
(In thousands)	2023	2022
Net cash flows from:
Operating activities	$23,334	$13,994
Investing activities	(23,864)	(2,530)
Financing activities	4,295	(9,337)
Effect of changes in foreign exchange rate	(114)	173
Net increase in cash and cash equivalents	$3,651	$2,300

Cash Flows (Used In) Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2023, was $23.3 million resulting from our net income of $14.7 million, adjusted for non-cash charges of $25.0 million in depreciation and amortization, including amortization of right of use assets and deferred financing costs, $4.0 million of stock-based compensation expense as a result of the Merger, $0.5 million of losses on asset disposals, $3.4 million in deferred tax expense, and $0.3 million of other non-cash charges. This was partially offset by a $16.7 million gain on rental tool recovery sales and $8.1 million in net changes from operating assets and liabilities. The $8.1 million in cash used in operating assets and liabilities is primarily due to a $1.0 million cash outflow in accounts receivable associated with an increase in sales and higher revenues during 2023 compared to 2022, a $4.4 million cash outflow from operating lease liabilities as we increase right-of-use assets on hand, a $1.7 million cash outflow from inventories due to purchased inventory related to our attempt to reduce risk and uncertainties in our supply chain, and a $1.5 million cash out flow in accounts payable due to differences in the timing of disbursements. This was partially offset by a $0.6 million cash inflow in accrued expenses due to differences in the timing of disbursements. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report entitled “Risk Factors.”

Net cash provided by operating activities for the year ended December 31, 2022 was $13.9 million, resulting from our net income of $21.1 million, adjusted for non-cash charges of $24 million in depreciation and amortization, including amortization of right of use assets, deferred financing costs, and debt discounts, $0.6 million in provisions for inventory and property, plant, and equipment, and $1 million in deferred tax expense. This was partially offset by a $16.8 million gain on rental tool recovery sales, $14 million in net changes from operating assets and liabilities, and $1.4 million in unrealized gains on interest rate swaps. The $14 million in cash used from operating assets and liabilities is primarily due to a $9.3 million cash outflow in accounts receivable associated with an increasing sales trend and higher revenues during 2022 compared to 2021, a $3.5 million cash outflow in prepaid expenses, and a $0.9 million cash outflow resulting from an increase in purchased inventory as we seek to reduce risk and uncertainties in our supply chain. This is partially offset by a $3.8 million cash inflow in accounts payable and accrued expenses due to differences in the timing of disbursements during 2022 compared to 2021, and a $4.2 million cash inflow relating to operating lease liabilities associated with our real estate and equipment lease agreements.

Cash Flows (Used In) Provided by Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $23.9 million. Purchases of property, plant, and equipment of $43.8 million were partially offset by proceeds from rental tool recovery sales of $19.7 million and proceeds from sale of property of $0.2 million.

Net cash used in investing activities for the year ended December 31, 2022 was $2.5 million. Proceeds from rental tool recovery sales of $21.1 million and proceeds from sale of property of $1.0 million were offset by purchases of property, plant, and equipment of $24.7 million.

Cash Flows (Used In) Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $4.3 million resulting from proceeds from the Merger and PIPE Financing, net of transaction costs, of $23.1 million. This was partially offset by a complete paydown on the Credit

Facility Agreement of $18.3 million, payments of deferred financing costs of $0.3 million, and payments to holders of DTIH convertible preferred stock in connection with the Merger of $0.2 million.

Net cash used in financing activities for the year ended December 31, 2022 was $9.3 million resulting from a net decrease in amounts outstanding under the Credit Facility Agreement of $8.1 million, payments of long-term debt of $1.0 million, and payments of deferred financing costs of $0.2 million.

Critical Accounting Policies and Estimates

In preparing our annual financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from available data or is not otherwise capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. We identify certain accounting policies as critical based on, among other things, their impact on the portrayal of our financial condition and results of operations and the degree of difficulty, subjectivity and complexity in their deployment. Note 1, Summary of significant accounting policies, to the financial statements included elsewhere in this Report includes a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements.

The critical accounting estimates, assumptions and judgments we believe to have the most significant impact on the annual financial statements are described below. See Note 1, Summary of significant accounting policies, to the financial statements included elsewhere in this Report for additional information related to critical accounting estimates and significant accounting policies.

Revenue recognition

On January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 606 on a modified retrospective basis for all contracts with customers. As a result of the adoption, there were no material changes to the timing of the revenue recognition or measurement of revenue. Therefore, the only changes to the financial statements related to the adoption are in the disclosures as included herein. We adopted ASC 842, Leases (“ASC 842”) as of January 1, 2022. ASC 842 was adopted using the modified retrospective transition approach, with no restatement of prior periods or cumulative adjustments to retained earnings.

We recognize revenue in accordance with two different accounting standards: 1) Topic 606 (which addresses revenue from contracts with customers) and 2) Topic 842 (which addresses lease revenue). We derive our revenue from two revenue types: tool rental services and product sales.

Tool Rental Services

Tool rental services consist of rental services, inspection services, and repair services. Tool rental services are accounted for under Topic 842.

Owned tool rentals represent our most significant revenue type and are governed by our standard rental contract. We account for such rentals as operating leases. The lease terms are included in the contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. Owned tool rentals represent revenue from renting tools that we own. We do not generally provide an option for the lessee to purchase the rented equipment at the end of the lease.

The Company recognizes revenues from renting tools on a straight-line basis. The Company’s rental contract periods are daily, monthly, or per well. As part of this straight-line methodology, when the equipment is returned, the Company recognizes as incremental revenue the excess, if any, between the amount the customer is contractually required to pay, which is based on the rental contract period applicable to the actual number of days the drilling tool was out on rent, over the cumulative amount of revenue recognized to date. In any given accounting period, the Company will have customers return the drilling tool and be contractually required to pay the Company more than the cumulative amount of revenue recognized to date under the straight-line methodology. Additionally, the Company has rental contracts that are based on usage, either on a per footage or per well basis. As these types of rental contracts primarily consist of variable lease payments, which are unknown at commencement, revenue is recognized when the changes in the factor on which the contingent lease payments are based occur. When the customer returns the rental equipment and the footage or usage becomes known, the Company recognizes revenue.

We record the amounts billed to customers in excess of recognizable revenue as deferred revenue on our consolidated balance sheet.

As noted above, we are unsure of when the customer will return rented drilling tools. As such, we do not know how much the customer will owe us upon return of the tool and we therefore cannot provide a maturity analysis of future lease payments. Our drilling tools are generally rented for short periods of time, oftentimes for significantly less than a year. Lessees do not provide residual value guarantees on rented equipment.

We expect to derive significant future benefits from our drilling tools following the end of the rental term. Our rentals are generally short-term in nature, and our tools are typically rented for the majority of the time that we own them.

Product Sales

Product sales consist of charges for rented tools that are damaged beyond repair, charges for lost-in-hole, and charges for lost-in-transit while in the care, custody or control of our customers, and other charges for made to order product sales. Product sales are accounted for under Topic 606.

Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for our arrangements with customers, we: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

We account for a contract when we have approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the revenue standard. The transaction price is measured as consideration specified in a contract with a customer and excludes any sales incentives and taxes or other amounts collected on behalf of third parties. As each of our contracts with customers contain a single performance obligation to provide a product sale, we do not have any performance obligations requiring allocation of transaction prices.

The performance obligation for made to order product sales is satisfied and revenue is recognized when control of the asset transfers to the customer, which typically occurs upon delivery of the product or when the product is made available to the customer for pickup at our shipping dock. Additionally, pursuant to the contractual terms with our customers, the customer must notify us of, and purchase from us, any rented tools that are damaged beyond repair, lost-in-hole, or lost-in-transit while in the care, custody or control of such customer. Revenue is recognized for these products when the customer notifies us that one of these noted events has occurred.

We do not have any material revenue expected to be recognized in the future related to remaining performance obligations or contracts with variable consideration related to undelivered performance obligations. There was no revenue recognized in the current period from performance obligations satisfied in previous periods.

Contract estimates and judgments

Our revenues accounted for under Topic 606 generally do not require significant estimates or judgments, primarily because:

•
The transaction price is generally fixed and stated in our contracts;
•
As noted above, out contracts generally do not include multiple performance obligations, and accordingly, do not require estimates of standalone selling price for each performance obligation;
•
Our revenues do not include material amounts of variable consideration, or result in significant obligations associated with returns, refunds, or warranties; and
•
Most of our revenue is recognized when the applicable performance obligations are readily determinable. As noted above, our Topic 606 revenue is generally recognized at the time of delivery to, or made available for pick-up by, the customer or upon notification from our customers that a rented tool is damaged beyond repair, lost-in-hole, or lost-in-transit while in the car, custody, or control of our customers.

Our revenues accounted for under Topic 842 also generally do not require significant estimates or judgments. We monitor and review our estimated standalone selling prices on a regular basis.

Fair Value of Financial Instruments

When active market quotes are not available, management uses valuation techniques to measure the fair value of financial instruments.

In applying the valuation techniques, management makes maximum use of market inputs wherever possible, and uses estimates and assumptions that are, as far as possible, consistent with observable data that market participants would use in pricing the instrument. Where applicable data is not observable, management uses its best estimate about the assumptions that market participants would make. Such estimates include liquidity risk, credit risk and volatility, and such estimates may vary from the actual results that would be achieved in an arm’s length transaction at the reporting date. The assessment of the timing and extent of impairment of intangible assets involves both significant judgements by management about the current and future prospects for the intangible assets as well as estimates about the factors used to quantify the extent of any impairment that is recognized.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options and restricted stock awards, be measured based on the grant-date fair value of the award. We adopted FASB ASU No. 2016- 09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on February 1, 2019. This ASU involves several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the accompanying consolidated statements of cash flows. The adoption did not have a material impact on accompanying consolidated financial statements. We determine the fair value of stock options granted using the Black-Scholes-Merton option-pricing model (“Black-Scholes model”) and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period, with forfeitures accounted for as they occur. For the stock options granted prior to the Company’s common stock being publicly traded on June 21, 2023, the Company estimated the fair value of its common stock as of the grant date and used these estimates as inputs into the Black-Scholes model. The Board of Directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors considered include, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the redeemable convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares.

Leases

We adopted ASC 842, Leases (“ASC 842”) as of January 1, 2022. ASC 842 was adopted using the modified retrospective transition approach, with no restatement of prior periods or cumulative adjustments to retained earnings. Upon adoption, we elected the package of transition practical expedients, which allowed us to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. We elected the use-of-hindsight to reassess lease term. We elected not to recognize leases with an initial term of 12 months or less within the consolidated balance sheets and to recognize those lease payments on a straight-line basis in the consolidated statements of operation over the lease term. The new lease accounting standard also provides practical expedients for an entity’s ongoing accounting. We elected the practical expedient to not separate lease and non-lease components for all leases.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on our consolidated balance sheets. We recognize lease expense for its operating leases on a straight-line basis over the term of the lease.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from a lease. ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. Operating lease ROU assets also include the impact of any lease incentives. An amendment to a lease is assessed to determine if it represents a lease modification or a separate contract. Lease modifications are reassessed as of the effective date of the modification using an incremental borrowing rate based on the information available at the commencement date. For modified leases we also reassess the lease classification as of the effective date of the modification.

The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate because the interest rate implicit in our leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located.

Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option in the measurement of its ROU assets and liabilities. We consider contractual-based factors such as the nature and terms of the renewal or termination, asset-based factors such as physical location of the asset and entity-based factors such as the importance of the leased asset to our operations to determine the lease term. We generally use the base, non-cancelable lease term when determining the ROU assets and lease liabilities. The ROU asset is tested for impairment in accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment.

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

Our lease agreement contract periods are daily, monthly, per well, or based on footage. Lease revenue is recognized on a straight-line basis based on these rates. We do not provide an option for the lessee to purchase the rented tools at the end of the lease and the lessees do not provide residual value guarantees on the rented assets.

We recognized operating lease revenue within the “Tool Rental Revenue” line on the consolidated statements of income and comprehensive income.

Long-Lived Asset Impairment

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent to or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. For the year ended December 31, 2023 and 2022, management determined that there was no impairment with regard to our intangible assets.

For property, plant and equipment, events or circumstances indicating possible impairment may include a significant decrease in market value or a significant change in the business climate. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying amount over its fair value. For the year ended December 31, 2023 and 2022, management determined that there was no impairment with regard to our property, plant, and equipment.

Recently Issued and Adopted Accounting Standards

A discussion of recent accounting pronouncements is included in Note 1, Summary of significant accounting policies, to the consolidated financial statements included elsewhere in this report.

JOBS Act Accounting Election

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. In addition, as an emerging growth company, we may take advantage of certain reduced disclosure and other requirements that are otherwise applicable generally to public companies. DTI will take advantage of these exemptions until such earlier time that it is no longer an emerging growth company. DTI would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of the offering on December 6, 2021; (ii) the last day of the fiscal year in which its total annual gross revenue is equal to or more than $1.07 billion (iii) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which it is deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

Credit risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We maintain cash and cash equivalents with major and reputable financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation on such deposits but may be redeemed upon demand. We perform periodic evaluations of the relative credit standing of these financial institutions. With respect to accounts receivable, we monitor the credit quality of our customers as well as maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.

Concentration risk

During the years ended December 31, 2023, 39% of our total revenue was earned from three of our customers. During the years ended December 31, 2022, 28% of our total revenue was earned from two of our customers. Amounts due from these customers included in accounts receivable at December 31, 2023 and December 31, 2022 were approximately $11.1 million and $8.6 million, respectively.

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

Inflation Risk

We expect we will continue to experience inflationary pressures on our cost structure for the foreseeable future. However, tightness in overseas freight and transit times from have eased. Nonetheless, we cannot be confident that transit times or input prices will return to the lower levels experienced in prior years. Continued inflation and looming concerns regarding a possible recession weigh on the outlook for oil demand which could in turn negatively impact demand for our goods and services.

Item 8. Financial Statements and Supplementary Data.

DRILLING TOOLS INTERNATIONAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 410)

Consolidated Balance Sheets as of December 31. 2023 and 2022

Consolidated Statement of Income and Comprehensive Income for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholder's Equity for the Years Ended December 31 2023, and 2022

Consolidated Statement of Cash Flows for the Years Ended December 31, 2023 and 2022

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Drilling Tools International Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Drilling Tools International Corporation (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income and comprehensive income, changes in redeemable convertible preferred stock and shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Weaver and Tidwell, L.L.P.

Oklahoma City, Oklahoma

March 28, 2024

We have served as the Company’s auditor since 2022.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share data)	2023	2022
ASSETS
Current assets
Cash	$6,003	$2,352
Accounts receivable, net	29,929	28,998
Inventories, net	5,034	3,281
Prepaid expenses and other current assets	4,553	4,381
Investments - equity securities, at fair value	888	1,143
Total current assets	46,408	40,155
Property, plant and equipment, net	65,800	44,154
Operating lease right-of-use asset	18,786	20,037
Intangible assets, net	216	263
Deferred financing costs, net	409	226
Deposits and other long-term assets	879	383
Total assets	$132,498	$105,218
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,751	$7,281
Accrued expenses and other current liabilities	10,579	7,299
Current portion of operating lease liabilities	3,958	3,311
Revolving line of credit	—	18,349
Total current liabilities	22,288	36,240
Operating lease liabilities, less current portion	14,893	16,691
Deferred tax liabilities, net	6,627	3,185
Total liabilities	43,808	56,116
Commitments and contingencies (See Note 15)
Redeemable convertible preferred stock
Series A redeemable convertible preferred stock*, par value $0.01; nil shares and 30,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; nil shares and 6,719,641 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	17,878
Shareholders' equity
Common stock*, par value $0.0001; 500,000,000 shares and 65,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 29,768,568 shares and 11,951,137 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	3	1
Preferred stock, par value $0.0001; 10,000,000 and nil shares authorized at December 31, 2023 and December 31, 2022, respectively; nil shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	95,218	52,388
Accumulated deficit	(6,306)	(21,054)
Less treasury stock, at cost; nil shares at December 31, 2023 and December 31, 2022	—	—
Accumulated other comprehensive loss	(225)	(111)
Total shareholders' equity	88,690	31,224
Total liabilities, redeemable convertible preferred stock and shareholders' equity	$132,498	$105,218

* Shares of legacy redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except share and per share data)	2023	2022
Revenue, net:
Tool rental	$119,239	$99,018
Product sale	32,795	30,538
Total revenue, net	152,034	129,556
Operating costs and expenses:
Cost of tool rental revenue	30,960	27,581
Cost of product sale revenue	4,559	5,423
Selling, general, and administrative expense	68,264	51,566
Depreciation and amortization expense	20,352	19,709
Total operating costs and expenses	124,135	104,279
Operating income	27,899	25,277
Other expense, net:
Interest expense, net	(1,103)	(477)
Gain on sale of property	101	127
Loss on asset disposal	(489)	—
Unrealized gain (loss) on equity securities	(255)	234
Other expense, net	(6,359)	(384)
Total other expense, net	(8,105)	(500)
Income before income tax expense	19,794	24,777
Income tax expense	(5,046)	(3,698)
Net income	$14,748	$21,080
Accumulated dividends on redeemable convertible preferred stock	314	1,189
Net income available to common shareholders	$14,434	$19,891
Basic earnings per share	$0.67	$1.66
Diluted earnings per share	$0.59	$1.07
Basic weighted-average common shares outstanding*	21,421,610	11,951,137
Diluted weighted-average common shares outstanding*	25,131,024	19,677,507
Comprehensive income:
Net income	$14,748	$21,080
Foreign currency translation adjustment, net of tax	(114)	173
Net comprehensive income	$14,634	$21,253

* Shares of legacy redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, December 31, 2021	20,370,377	$16,689	53,175,028	$532	(811,156)	$(933)	$53,979	$(42,134)	$(284)	$11,160
Retroactive application of Merger	(13,650,736)	-	(41,223,891)	(531)	811,156	933	(402)	-	-	-
Adjusted Balances, beginning of period*	6,719,641	$16,689	11,951,137	$1	-	$-	$53,577	$(42,134)	$(284)	$11,160
Accretion of redeemable convertible preferred stock to redemption value	-	1,189	-	-	-	-	(1,189)		-	(1,189)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	-	-	173	173
Net income	-	-	-	-	-	-	-	21,080	-	21,080
BALANCE, December 31, 2022	6,719,641	$17,878	11,951,137	$1	-	$-	$52,388	$(21,054)	$(111)	$31,224
Net exercise of stock options by DTIH stockholder (Note 2)	-	-	36,163	-	-	-	-	-	-	-
Accretion of redeemable convertible preferred stock to redemption value prior to closing of the Merger	-	314	-	-	-	-	(314)	-	-	(314)
Exchange of DTIH redeemable convertible preferred stock for DTIC Common Stock (Note 2)	(6,719,641)	(18,192)	6,719,641	1	-	-	7,192	-	-	7,193
Issuance of DTIC Common Stock to former holders of DTIH redeemable convertible preferred stock in connection with Exchange Agreements (Note 2)	-	-	2,042,181	-	-	-	10,805	-	-	10,805
Merger, net of redemptions and transaction costs (Note 2)	-	-	5,711,721	1	-	-	(8,839)	-	-	(8,838)
Issuance of DTIC Common Stock in connection with the consummation of the PIPE Financing (Note 2)	-	-	2,970,296	-	-	-	30,000	-	-	30,000
Stock-based compensation	-	-	337,429	-	-	-	3,986	-	-	3,986
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	-	-	(114)	(114)
Net income	-	-	-	-	-	-	-	14,748	-	14,748
BALANCE, December 31, 2023	-	$-	29,768,568	$3	-	$-	$95,218	$(6,306)	$(225)	$88,690

* Shares of legacy redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$14,748	$21,080
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,352	19,709
Amortization of deferred financing costs	139	94
Amortization of debt discount	—	58
Non-cash lease expense	4,515	4,139
Provision for excess and obsolete inventory	75	45
Provision for excess and obsolete property and equipment	122	510
Loss on asset disposal	489	—
Bad debt expense	117	307
Deferred tax expense	3,443	1,080
Gain on sale of property	(101)	(127)
Unrealized (gain) loss on equity securities	255	(234)
Unrealized (gain) loss on interest rate swap	—	(1,423)
Realized loss on interest rate swap	4	—
Gross profit from sale of lost-in-hole equipment	(16,686)	(16,813)
Stock-based compensation expense	3,986	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,048)	(9,268)
Prepaid expenses and other current assets	519	(3,476)
Inventories, net	(1,716)	(906)
Deposits and other long-term assets	(496)	17
Operating lease liabilities	(4,415)	(4,174)
Accounts payable	(1,552)	(1,432)
Accrued expenses and other current liabilities	583	4,808
Net cash from operating activities	23,334	13,994
Cash flows from investing activities:
Proceeds from sale of property and equipment	202	1,042
Purchase of property, plant and equipment	(43,750)	(24,688)
Proceeds from sale of lost-in-hole equipment	19,684	21,116
Net cash from investing activities	(23,864)	(2,530)
Cash flows from financing activities:
Proceeds from Merger and PIPE Financing, net of transaction costs	23,162	—
Payment of deferred financing costs	(324)	(251)
Proceeds from revolving line of credit	73,050	108,594
Payments on revolving line of credit	(91,399)	(116,670)
Payments on long-term debt	—	(1,000)
Payments on finance leases	—	(10)
Payments to holders of DTIH redeemable convertible preferred stock in connection with retiring their DTI stock upon the Merger	(194)	—
Net cash from financing activities	4,295	(9,337)
Effect of Changes in Foreign Exchange Rate	(114)	173
Net Change in Cash	3,651	2,300
Cash at Beginning of Period	2,352	52
Cash at End of Period	$6,003	$2,352
Supplemental cash flow information:
Cash paid for interest	$1,174	$340
Cash paid for income taxes	$3,006	$723
Non-cash investing and financing activities:
ROU assets obtained in exchange for lease liabilities	$3,264	$7,907
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	$601	$79
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,422	$372
Non-cash directors and officers insurance	$695	$—
Non-cash Merger financing	$2,000	$—
Exchange of DTIH redeemable convertible preferred stock for DTIC Common Stock in connection with Merger	$7,193	$—
Issuance of DTIC Common Stock to former holders of DTIH redeemable convertible preferred stock in connection with Exchange Agreements	$10,805	$—
Accretion of redeemable convertible preferred stock to redemption value	$314	$1,189

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIFNICIANT ACCOUNTING POLICIES

Organization and Structure

Drilling Tools International Corporation, a Delaware corporation ("DTIC" or the "Company"), manufactures, rents, inspects, and refurbishes downhole drilling tools primarily to companies in the oil and natural gas industry for bottom hole assemblies used in onshore and offshore horizontal and directional drilling.

On June 20, 2023 (the "Closing Date"), a merger transaction between Drilling Tools International Holdings, Inc. ("DTIH"), ROC Energy Acquisition Corp ("ROC"), and ROC Merger Sub, Inc., a directly, wholly owned subsidiary of ROC ("Merger Sub"), was completed (the "Merger", see Note 3, Merger) pursuant to the initial merger agreement dated February 13, 2023 and subsequent amendment to the merger agreement dated June 5, 2023 collectively, (the "Merger Agreement"). In connection with the closing of the Merger, ROC changed its name to Drilling Tools International Corporation. The common stock of DTIC ("DTIC Common Stock" or the "Company's Common Stock") commenced trading on the Nasdaq Stock Market LLC ("Nasdaq") under the symbol "DTI" on June 21, 2023. See Note 3, Merger for further discussion.

The Company’s United States (“U.S.”) operations have locations in Texas, California, Louisiana, Oklahoma, Pennsylvania, North Dakota, New Mexico, Utah, and Wyoming. The Company’s international operations are located in Canada with additional stocking points in Europe and the Middle East. Operations outside the U.S. are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws and possible limitations on foreign investment. The Company does not engage in hedging activities to mitigate its exposure to fluctuations in foreign currency exchange rates.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as set forth by the Financial Accounting Standards Board ("FASB") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). References to US GAAP issued by the FASB in these notes to the accompanying consolidated financial statements are to the FASB Accounting Standards Codifications (“ASC”) and Accounting Standards Update (“ASU”).

COVID-19 Related Credits and Relief

As a response to the COVID-19 outbreak, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and provided an Employee Retention Credit (“ERC”) which is a refundable tax credit against certain employment taxes equal to 50% of qualified wages paid, up to $10 thousand per employee annually for wages paid. Additional relief provisions were passed by the United States government, which extended and expanded the qualified wage caps on these credits to 70% of qualified wages paid, up to $10 thousand per employee per quarter, through December 31, 2021. In November 2021, the Infrastructure Investment and Jobs Act was signed into law and ended the employee retention credit early, making wages paid after December 31, 2021, ineligible for the credit.

ERC benefits of nil and $4.3 million were included in selling, general, and administrative expense as an offset to the related compensation expenses in the consolidated statements of income and comprehensive income for the year ended December 31, 2023 and 2022, respectively. ERC benefits receivable of nil and $2.1 million were included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2023, and 2022, respectively. The Company received all ERC benefits receivables in January 2023, resulting in the ERC benefits receivable balance to be nil as December 31, 2023.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes as of the date of the consolidated financial statements. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. In the current macroeconomic and business environment affected by the Russia-Ukraine and Israel-Hamas conflicts and inflationary pressures, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

Foreign Currency Translations and Transactions

The Company has determined that the functional and reporting currency for its operations across the globe is the functional currency of the Company’s international subsidiaries. Accordingly, all foreign balance sheet accounts have been translated into United States dollars using the rate of exchange at the respective balance sheet date. Components of the consolidated statements of income and comprehensive income have been translated at the average rates for the year of the reporting period. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of income and comprehensive income. For the year ended December 31, 2023, the aggregate foreign currency exchange rate fluctuations on transactions included in the consolidated statements of income and comprehensive income totaled approximately $0.1 million in losses. For the year ended December 31, 2022, the aggregate foreign currency exchange rate fluctuations on transactions included in the consolidated statements of income and comprehensive income totaled $0.2 million in gains, respectively.

Concentration of Credit Risk

The Company’s customer concentration may impact its overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.

For the year ended December 31, 2023, the Company generated approximately 39% of its revenue from three customers. For the year ended December 31, 2022, the Company generated approximately 28% of its revenue from two customers. Amounts due from these customers included in accounts receivable at December 31, 2023 and 2022, were approximately $11.1 million and $8.6 million, respectively.

For the year ended December 31, 2023, the Company had two vendors that represented approximately 23% of its vendor purchases. For the year ended December 31, 2022, the Company had one vendor that represented approximately 12% of its vendor purchases. Amounts due to these vendors included in accounts payable at December 31, 2023 and 2022 were approximately $0.3 million and $0.9 million, respectively.

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

The Company recognizes revenues from renting tools on a straight-line basis. The Company’s rental contract periods are daily, monthly, or per well. As part of this straight-line methodology, when the equipment is returned, the Company recognizes as incremental revenue the excess, if any, between the amount the customer is contractually required to pay, which is based on the rental contract period applicable to the actual number of days the drilling tool was out on rent, over the cumulative amount of revenue recognized to date. In any given accounting period, the Company will have customers return the drilling tool and be contractually required to pay the Company more than the cumulative amount of revenue recognized to date under the straight-line methodology. Additionally, the Company has rental contracts that are based on usage, either on a per footage or per well basis. As these types of rental contracts primarily consist of variable lease payments, which are unknown at commencement, revenue is recognized when the changes in the factor on which the contingent lease payments are based occur. When the customer returns the rental equipment and the footage or usage becomes known, the Company recognizes revenue.

The Company records the amounts billed to customers in excess of recognizable revenue as deferred revenue on its consolidated balance sheet.

As noted above, the Company is unsure of when the customer will return rented drilling tools. As such, the Company cannot provide a maturity analysis of future lease payments as it is unknown when the tool will be returned and what the customer will owe upon return of the tool. The Company’s drilling tools are generally rented for short periods of time (significantly less than a year). Lessees do not provide residual value guarantees on rented equipment.

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

Contract Assets and Liabilities

Contract assets represent the Company’s rights to consideration for work completed but not billed. As of December 31, 2023 and 2022, the Company had contract assets of $4.2 million and $4.8 million, respectively. Contract assets were recorded in accounts receivable, net in the accompanying consolidated balance sheets.

Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of December 31, 2023 and 2022, the Company did not have any material contract liabilities. All deferred revenue were expected to be recognized during the following 12 months, and they were recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivable consists principally of uncollateralized amounts billed to customers. These receivables are generally due within 30 to 60 days of the period in which the corresponding sales or rentals occur and do not bear interest. They are recorded at net realizable value less an allowance for credit losses and are classified as account receivable, net on the consolidated balance sheets.

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

DTI considers both current conditions and reasonable and supportable forecasts of future conditions when evaluating expected credit losses for uncollectible receivable balances. In our determination of the allowance for credit losses, we pool receivables by days outstanding and apply an expected credit loss percentage to each pool. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Current conditions considered include predefined aging criteria, as well as specified events that indicate the balance due is not collectible. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses.

The Company is not party to any off-balance sheet arrangements that would require an allowance for credit losses in accordance with this accounting standard.

The beginning accounts receivable balance as of January 1, 2022 was $20.0 million. The changes in the allowance for credit losses for the year ended December 31, 2023 were as follows (in thousands):

Allowance for credit losses

Balance at December 31, 2021	$(1,222)
Cumulative effect adjustments upon adoption of ASU 2016-13	-
Additions during 2022	(336)
Utilization of allowance for credit losses	60
Balance at December 31, 2022	(1,498)
Additions during 2023	(117)
Utilization of allowance for credit losses	157
Balance at December 31, 2023	(1,458)

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

Property, Plant and Equipment

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

Impairment of Long-Lived Assets

Long-lived assets with finite lives include property, plant and equipment and acquired intangible assets. The Company evaluates long-lived assets, including acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group.

For the year ended December 31, 2023 and 2022, management determined that there were no triggering events necessitating impairment testing of property, plant, and equipment or intangible assets.

Leases

The Company adopted ASC 842, Leases (“ASC 842”) as of January 1, 2022 using the modified retrospective transition approach, with no restatement of prior periods or cumulative adjustments to retained earnings. Upon adoption, the Company elected the package of transition practical expedients, which allowed it to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company elected the use-of-hindsight to reassess lease term. The Company elected not to recognize leases with an initial term of 12 months or less within the consolidated balance sheets and to recognize those lease payments on a straight-line basis in the consolidated statements of income and comprehensive income over the lease term. The new lease accounting standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the practical expedient to not separate lease and non-lease components for all leases.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the consolidated balance sheets. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.

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

The Company’s lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option in the measurement of its ROU assets and liabilities. The Company considers contractual-based factors such as the nature and terms of the renewal or termination, asset-based factors such as physical location of the asset and entity-based factors such as the importance of the leased asset to the Company’s operations to determine the lease term. The Company generally uses the base, noncancelable, lease term when determining the ROU assets and lease liabilities. The right-of-use asset is tested for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment.

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

We recognized operating lease revenue within “Tool rental” on the consolidated statements of income and comprehensive income.

Intangibles

Intangible assets with finite useful lives include customer relationships, trade name, patents, non-compete agreements and a supply agreement. These intangible assets are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible are realized.

Investment - Equity Securities

Equity securities are stated at fair value. Unrealized gains and losses are reflected in the consolidated statements of income and comprehensive income. The Company periodically reviews the securities for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended December 31, 2023 and 2022, the Company believes the cost of the securities was recoverable in all material respects.

Derivative Financial Instruments

From time to time, the Company may enter into derivative instruments to manage exposure to interest rate fluctuations. During 2016, the Company entered into an interest swap agreement with respect to amounts outstanding under its revolving line of credit.

The Company’s interest rate swap is a pay-fixed, receive-variable interest rate swap based on SOFR swap rate. The SOFR swap rate is observable at commonly quoted intervals for the full term of the swap and therefore is considered a Level 2 item. For interest rate swaps in an asset position, the credit standing of the counterparty is analyzed and factored into the fair value measurement of the asset. The impact of the Company’s creditworthiness has also been factored into the fair value measurement of the interest rate swap in a liability position. For the years ended December 31, 2023 and 2022, the application of valuation techniques applied to similar assets and liabilities has been consistent.

This arrangement was designed to manage exposure to interest rate fluctuations by effectively exchanging existing obligations to pay interest based on floating rates for obligations to pay interest based on a fixed rate. These derivatives are marked-to-market at the end of each quarter and the realized/unrealized gain or loss is recorded as interest expense.

For the year ended December 31, 2022, the Company recognized an unrealized gain due to the change in fair value of its interest rate swap of $1.4 million. The interest swap agreement was settled on July 10, 2023. Upon settlement, the swap had a fair value of $0.4 million. For the year ended December 31, 2023, the settlement resulted in a realized loss of $4 thousand. The realized losses are included in other expense, net in the consolidated statements of income and comprehensive income.

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

Asset and liabilities measured at fair value are summarized as follows (in thousands):

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Investments, equity securities	$888	$—	$—	$888
Total assets at fair value	$888	$—	$—	$888

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Investments, equity securities	$1,143	$—	$—	$1,143
Interest rate swap	—	476	—	476
Total assets at fair value	$1,143	$476	$—	$1,619

As of December 31, 2023 and 2022, the Company did not have any Level 3 assets or liabilities.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, and accounts payable. The carrying amount of such instruments approximates fair value due to their short-term nature.

Redeemable Convertible Preferred Stock

Prior to the closing of the Merger, there were outstanding shares of DTIH Series A redeemable convertible preferred stock (the "redeemable convertible preferred stock"), which was classified outside of permanent equity in mezzanine equity on the consolidated balance sheets as it was redeemable on a fixed date.

Upon the closing of the Merger, all of the redeemable convertible preferred stock was canceled in exchange for DTIC Common Stock and the right to receive cash. Accordingly, there was no redeemable convertible preferred stock outstanding as of December 31, 2023. As of December 31, 2022, the carrying value of the redeemable convertible preferred stock outstanding was $17.9 million.

Preferred Stock

As of the closing of the Merger, the Board have expressly granted authority to issue shares of preferred stock, in one or more series, and to fix for each such series such voting powers, full or limited, and such designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions adopted by the Board providing for the issue of such series and as may be permitted by the Delaware General Corporation Law. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all of the then outstanding shares of the capital stock of the corporation entitled to vote generally in the election of directors, voting together as a single class, without a separate vote of the holders of the preferred stock, or any series thereof, unless a vote of any such holders is required pursuant to any preferred stock designation.

The Board of the Company has not issued any shares of any classes or series of preferred stock as of December 31, 2023, and through the date these financial statements were available to be issued.

Cost of Revenue

The Company recorded all operating costs associated with its product sales and tool rental revenue streams in cost of product sale revenue and cost of tool rental revenue, respectively, in the consolidated statements of income and comprehensive income. All indirect operating costs, including labor, freight, contract labor and others, are included in selling, general, and administrative expense in the consolidated statements of income and comprehensive income.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options and restricted stock awards, be measured based on the grant- date fair value of the award. The Company determines the fair value of stock options granted using the Black-Scholes- Merton option-pricing model (“Black-Scholes model”) and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period, with forfeitures accounted for as they occur. For any stock options granted prior to the Company’s common stock being publicly traded on June 21, 2023, the Company estimated the fair value of its common stock as of the grant date and used these estimates as inputs into the Black-Scholes model. The Board considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors considered include, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the redeemable convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares. For the year ended December 31, 2023, the Company did not grant any stock options. For any grants of stock options subsequent to the Company being publicly traded, the Company will use the quoted market price as of the grant date as an input into the Black-Scholes model.

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

The Company follows guidance issued by the FASB in accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits and upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. The Company has no uncertain tax positions at December 31, 2023 and 2022. The Company believes there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the consolidated statements of income and comprehensive income for the year ended December 31, 2023 and 2022.

Operating Segment

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding resource allocation and assessing performance. The Company’s Chief Executive Officer works as the CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operations decisions, allocating resources and evaluating financial performance. Consequently, the Company has determined it operates in one operating and reportable segment.

Accounting Standards Issued Not Yet Effective

In December 2023, FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company beginning January 1, 2025 with early adoption permitted. The Company is evaluating the effects of adopting this new accounting guidance on its disclosures but does not currently expect adoption will have a material impact on the Company’s consolidated financial statements. The Company does not intend to early adopt this ASU.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures of significant segment expenses and measures of a segment’s profit and loss used in assessing performance. This standard is effective for the Company’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025 with early adoption permitted. The Company is still evaluating the effects of adopting this new accounting guidance on its disclosures.

NOTE 2 - REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of its consolidated financial statements as of and for the year ended December 31, 2023, the Company identified certain errors in its previously issued consolidated statements of cash flows for the year ended December 31, 2022 and the three months ended March 31, 2023. The errors identified had no impact on the consolidated balance sheets, statements of operations/income and comprehensive income (loss), and statements of changes in redeemable convertible preferred stock and shareholders’ equity for the year ended December 31, 2022 and the three months ended March 31, 2023. As described further below, the Company has revised its previously issued consolidated statement of cash flows for the year ended December 31, 2022 within this Annual Report on Form 10-K. The Company will revise its consolidated statement of cash flows for the three months ended March 31, 2023 in its future filing of its Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2024. The following paragraphs describe the errors in the previously issued consolidated statements of cash flows for the year ended December 31, 2022 and the table following these paragraphs presents the quantitative impact of the errors described in the paragraphs below.

Statement of cash flow errors related to leases

The Company determined that the previously reported amount of $9.5 million in ROU assets obtained in exchange for lease liabilities disclosed within the non-cash investing and financing activities section of the consolidated statement of cash flows for the year ended December 31, 2022 was calculated incorrectly. The calculation of the amount previously reported in the consolidated statement of cash flows incorrectly included amounts for Canadian leases that were excluded from the consolidated balance sheet due to their being immaterial. In addition, the calculation incorrectly included amounts for ROU assets obtained in exchange for lease liabilities whereby the leases had terminated.

Also, with respect to leases, the Company determined that the previously reported amount of non-cash lease expense of negative $3.8 million within the operating activities section of the consolidated statement of cash flows for the year ended December 31, 2022 was calculated incorrectly. The previously reported amount was calculated as solely the change in ROU assets from December 31, 2021 to December 31, 2022 without taking into account the fact that the change in ROU assets is also impacted by the non-cash ROU assets obtained in exchange for lease liabilities.

In addition, the Company determined that the previously reported amount of $3.7 million for operating lease liabilities within the changes in operating assets and liabilities section of the consolidated statement of cash flows was calculated incorrectly. The previously reported amount was calculated as solely the change in the operating lease liability from December 31, 2021 to December 31, 2022 without taking into account the fact that the change in the operating lease liability is also impacted by the non-cash ROU assets obtained in exchange for lease liabilities described above.

Statement of cash flow errors related to inventory and property, plant, and equipment

The Company determined that the previously reported amount of inventories of negative $1.0 million within the changes in operating assets and liabilities section of the consolidated statement of cash flows for the year ended December 31, 2022 was calculated incorrectly. The calculation of the amount previously reported in the consolidated statement of cash flows incorrectly included the non-cash amounts expensed on the income statement for the provision for excess and obsolete inventory. The provision for excess and obsolete inventory should have been presented separately within the reconciliation of net income to net cash flows from operating activities in the consolidated statement of cash flows for the year ended December 31, 2022.

In addition, the Company determined that the previously reported amount of inventories of negative $1.0 million and accounts payable of negative $1.0 million within the changes in operating assets and liabilities section of the consolidated statement of cash flows for the year ended December 31, 2022 were not adjusted for the impact of the amount of purchases of inventory that were not paid in cash during the year ended December 31, 2022. The previously reported amounts were calculated as solely the changes in inventories and accounts payable from December 31, 2021 to December 31, 2022 without taking into account the fact that the changes in both inventories and accounts payable are also impacted by the amount of inventory that has not yet been paid in cash at period end.

The Company determined that the previously reported amount of proceeds from sale of lost-in-hole equipment of $20.3 million within the investing activities section of the consolidated statement of cash flows for the year ended December 31, 2022 was calculated incorrectly. The calculation of the amount previously reported in the consolidated statement of cash flows incorrectly included the non-cash amounts expensed on the income statement for the provision for excess and obsolete property, plant and equipment. The amount for the provision for excess and obsolete property, plant and equipment should have been presented within the reconciliation of net income to net cash flows from operating activities on the consolidated statement of cash flows for the year ended December 31, 2022.

Furthermore, the Company determined that the previously reported amount of purchases of property, plant and equipment of negative $23.8 million within the investing activities section of the consolidated statement of cash flows for the year ended December 31, 2022 was calculated incorrectly. The Company determined that the previously reported amount of purchases of property, plant and equipment was calculated using an incorrect amount for the additions to property, plant and equipment that were not paid for in cash during the year ended December 31, 2022.

Additionally, the Company determined that the previously reported amount of accounts payable of negative $1.0 million within the operating activities section of the consolidated statement of cash flows for the year ended December 31, 2022 was not adjusted for the impact of the purchases of property, plant and equipment that were not paid for in cash during the year ended December 31, 2022.

Also, with respect to inventory and property, plant and equipment, the Company determined that the previously disclosed non-cash investing and financing activities section incorrectly failed to disclose the amounts of purchases of inventory and property, plant and equipment remaining in accounts payable as of December 31, 2022.

The Company evaluated the errors described above (and quantified in the table below), both qualitatively and quantitatively, in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, codified in ASC 250, Accounting Changes and Error Corrections, and concluded that the errors were not material to the previously issued financial statements taken as a whole. The consolidated financial statements presented herein as of and for the years ended December 31, 2023 and 2022 have been revised to correct the errors described above in accordance with SEC SAB Topic 1.M, as codified in ASC 250.

The following table presents (in thousands) the effects of the corrections of the errors described above:

	For the year ended December 31, 2022
Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
Non-cash lease expense	$(3,768)	$7,907	$4,139
Provision for excess and obsolete inventory	—	45	45
Provision for excess and obsolete property and equipment	—	510	510
Inventories, net	(940)	34	(906)
Operating lease liabilities	3,733	(7,907)	(4,174)
Accounts payable	(981)	(451)	(1,432)
Purchase of property, plant and equipment	(23,753)	(935)	(24,688)
Proceeds from sale of lost-in-hole equipment	20,319	797	21,116
ROU assets obtained in exchange for lease liabilities	9,451	(1,544)	7,907
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	—	79	79
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	—	372	372

NOTE 3 – MERGER

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
•
DTIH entered into a transaction services agreement (the "TSA") with Hicks Holdings Operating LLC ("HHLLC") on January 27, 2012, as amended February 13, 2023, pursuant to which DTIH must pay HHLLC a transaction fee equal to 1.5% of any subsequent transaction, as defined in the TSA. The Merger constitutes a subsequent transaction per the TSA and, therefore, the Board authorized DTIH to issue 1,149,830 shares of DTIH common stock to HHLLC and 328,611 shares of DTIH common stock to a stockholder of DTIH who is affiliated with HHLLC, immediately prior to the closing of the Merger. The DTIH common stock was issued immediately prior to the closing of the Merger and the issuance resulted in the recognition of $2.3 million of stock-based compensation expense within other expense on the consolidated statements of income and comprehensive income for the year ended December 31, 2023. The shares of DTIH common stock issued were exchanged for 337,429 shares of DTIC Common Stock as of the date of the closing of the Merger in accordance with the Common Exchange Ratio. The $2.3 million of stock-based compensation was recorded by taking the $6.95 quoted market price of the Company's common stock as of the date and time of the closing of the Merger and multiplying this price by the 337,429 shares of DTIC Common Stock Issued.
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

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, ROC was treated as the acquired company for financial reporting purposes (see Note 1, Summary of Significant Accounting Policies for further details. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of ROC, accompanied by a recapitalization. The net assets of ROC were stated at historical cost with no goodwill or other intangible assets recorded.

The following table presents the total DTIC Common Stock outstanding immediately after the closing of the Merger:

Exchange of ROC common stock not subject to possible redemption for DTIC Common Stock upon Merger	3,403,500
Conversion of ROC Public Rights into shares of DTIC Common Stock	2,070,000
Conversion of ROC Private Rights into shares of DTIC Common Stock	79,600
Exchange of ROC common stock subject to possible redemption that was not redeemed for DTIC Common Stock	158,621
Subtotal - Merger, net of redemptions	5,711,721
Issuance of DTIC Common Stock in connection with PIPE Financing	2,970,296
Exchange of DTIH common stock outstanding as of December 31, 2022 for DTIC Common Stock	11,951,137
Exchange of DTIH redeemable convertible preferred stock outstanding as of December 31, 2022 for DTIC Common Stock	6,719,641
Issuance of shares as stock-based compensation to former DTIH stockholders as part of transaction services agreement upon the Merger	337,429
Issuance of DTIC Common Stock to former holders of DTIH redeemable convertible preferred stock in connection with Exchange Agreements	2,042,181
Net exercise of stock options by DTIH stockholder	36,163
Total - DTIC Common Stock outstanding as a result of Merger, PIPE Financing, DTIH for DTIC share exchanges, transaction services agreement, Exchange Agreements, and exercise of stock options	29,768,568

NOTE 4 - INVESTMENTS – EQUITY SECURITIES

The following table shows the cost and fair value of the Company’s investments in equity securities (in thousands):

	Cost	Unrealized Loss	Fair Value
December 31, 2023	$999	$(111)	$888

	Cost	Unrealized Gain	Fair Value
December 31, 2022	$999	$144	$1,143

Unrealized holding losses on equity securities for the year ended December 31, 2023 were $0.3 million where unrealized holding gains on equity securities for the year ended December 31, 2022 were $0.2 million.

NOTE 5 – BALANCE SHEET DETAILS - CURRENT ASSETS AND CURRENT LIABILITIES

Inventories, net

The following table shows the components of inventory (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$5,022	$3,377
Finished goods	16	115
Total inventories	5,038	3,492
Allowance for obsolete inventory	(4)	(211)
Inventories, net	5,034	3,281

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses:
ERC benefits receivable	$—	$2,117
Deposits on inventory	2,146	680
Prepaid income tax	362	—
Prepaid insurance	1,110	358
Prepaid rent	372	381
Prepaid equipment	331	179
Prepaid other	214	173
Other current assets:
Interest rate swap asset	$—	$476
Other	18	17
Total	$4,553	$4,381

Accrued expenses and other current liabilities

The following table shows the components of accrued expenses and other current liabilities (in thousands):

	December 31, 2023	December 31, 2022
Accrued expenses:
Accrued compensation and related benefits	$4,999	$3,392
Accrued insurance	978	525
Accrued transaction advisory fees	1,000	—
Accrued professional services	189	509
Accrued interest	58	62
Accrued property taxes	60	41
Accrued monitoring fee	373
Other	147	38
Other current liabilities:
Income tax payable	$1,586	$1,780
Sales tax payable	71	587
Unbilled lost-in-hole revenue	76	282
Deferred revenue	1,042	83
Total accrued expenses and other current liabilities	$10,579	$7,299

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

The following table shows the component of property, plant and equipment, net (in thousands):

	Estimated Useful Lives (in Years)	December 31, 2023	December 31, 2022
Rental tools and equipment	5-10	188,949	160,973
Buildings and improvements	5-40	6,672	5,781
Office furniture, fixtures and equipment	3-5	2,389	2,101
Transportation and equipment	3-5	793	827
Total property, plant and equipment		198,803	169,682
Less: accumulated depreciation		(133,003)	(125,537)
Property, plant and equipment, net (excluding construction in progress)		65,800	44,145
Construction in progress		—	9
Property, plant and equipment, net		$65,800	$44,154

Total depreciation expense for the year ended December 31, 2023 and 2022 was approximately $20.3 million and $19.7 million, respectively. The Company has not acquired any property, plant and equipment under capital leases.

Property, plant and equipment, net, were concentrated within the United States. As of December 31, 2023 and 2022, property, plant and equipment, net held within the United States was $63.0 million and $41.8 million, respectively, or 96% and 95% of total property, plant and equipment, net, respectively. As of December 31, 2023 and 2022, property, plant and equipment, net held outside of the United States, in Canada, was $2.8 million and $2.3 million, or 4% and 5% of total property, plant and equipment net for both periods.

NOTE 7 -INTANGIBLES, NET

The following table shows the components of intangible assets, net (in thousands):

	Useful Lives (in Years)	December 31, 2023	December 31, 2022
Trade name	10-13	$1,280	$1,280
Technology	13	270	270
Total intangible assets		1,550	1,550
Less: accumulated amortization		(1,334)	(1,287)
Intangible assets, net		$216	$263

Total amortization expense for the year ended December 31, 2023 and 2022 was approximately $47 thousand and $0.1 million respectively.

NOTE 8 – LEASES

The Company leases various facilities and vehicles under noncancelable operating lease agreements. The remaining lease terms for our leases range from 1 month to 14 years. These leases often include options to extend the term of the lease, which may be for periods of up to 5 years. When it is reasonably certain that the option will be exercised, the impact of the renewal term is included in the lease term for purposes of determining total future lease payments and measuring the ROU asset and lease liability. We apply the short-term lease policy election, which allows us to exclude from recognition leases with an original term of 12 months or less. We have not entered into any finance leases as of December 31, 2023.

For the year ended December 31, 2023 and 2022, the components of the Company’s lease expense were as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating Lease Cost	$6,077	$5,722
Short-term Lease Cost	130	143
Variable Lease Cost	320	319
Sublease Income	(76)	(183)
Total Lease Cost	$6,451	$6,001

Supplemental balance sheet information related to leases was as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	6.55	7.53
Weighted average discount rate	5.80%	5.34%

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	5,538	5,003

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the consolidated balance sheet as of December 31, 2023 were as follows (in thousands):

2024	$4,923
2025	4,089
2026	3,522
2027	2,439
2028	1,939
Thereafter	5,605
Total lease payments	$22,517
Less: imputed interest	(3,666)
Present value of lease liabilities	$18,851

The Company leases downhole drilling tools to companies in the oil and natural gas industry. Such leases are accounted for in accordance with ASC 842. For the year ended December 31, 2023 and 2022, tool rental revenue was approximately $119.2 million and $99.0 million, respectively. Our lease contract periods are short-term in nature and are typically daily, monthly, per well, or footage based. Due to the short-term nature of the contracts, no maturity table is presented.

NOTE 9 – REVOLVING CREDIT FACILITY

In December 2015, the Company entered into a credit facility with PNC Bank, National Association (the "Credit Facility"). The facility provides for a revolving line of credit with a maximum borrowing amount totaling $60.0 million, as of December 31, 2023 and 2022.

On June 20, 2023, the Company entered into the Amended and Restated Revolving Credit, Security and Guaranty Agreement among Drilling Tools International, Inc., certain of its subsidiaries, Drilling Tools International Corporation and PNC Bank, National Association (the “Credit Facility Agreement”) that modified the terms of its previous agreement and related amendments. This amended agreement modified certain defined terms in the previous agreement, removed the $20.0 million unfunded capital expenditures requirement, removed the $9.0 million sublimit to the Company's Canadian entity and changed the legal debtor from DTIH to DTIC. See Note 3, Merger for further discussion of the Merger.

For the year ended December 31, 2023, the interest on the amount drawn was based on SOFR or the bank’s base lending rate plus applicable margin (approximately 8.4% at December 31, 2023). The Credit Facility is collateralized by substantially all the assets of the Company and matures December 31, 2025.

As of December 31, 2023, there were no amounts drawn against the line of credit.

The Company is subject to various restrictive covenants associated with these borrowings including, but not limited to, a fixed charge ratio, and a minimum amount of undrawn availability. As of December 31, 2023, the Company was in compliance with all restrictive covenants.

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

The Default Rate Derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the Default Rate Derivative was negligible as of December 31, 2023 and 2022 and, therefore, no amounts were recorded as of December 31, 2023 and 2022.

NOTE 10 – REVENUE

Revenue generated was concentrated within the United States. For the year ended December 31, 2023 and 2022, the revenue generated within the United States was $138.3 million and $118.3 million, respectively, or 91% and 91% of total revenues, respectively. For the year ended December 31, 2023 and 2022, the revenue generated outside of the United States, in Canada and International, was $13.7 million and $11.3 million, respectively, or 9% and 9% of total revenues, respectively. The Company derives its revenue from two revenue types, tool rental services and product sales. The following table represents our revenues disaggregated by category:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Tool Rental Services	$119,239	$99,018
Product Sales	32,795	30,538
Total Revenue	$152,034	$129,556

NOTE 11 – INCOME TAXES

For the years ended December 31, 2023, and 2022, income from continuing operations before taxes consisted of amounts related to U.S. operations and income associated with the Company’s foreign operations predominantly in Canada. The geographical breakdown of the Company’s income before provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$17,352	$19,094
International	2,442	5,683
Profits before provision for income taxes	$19,794	$24,777

Income tax expense attributable to income from continuing operations consists of (in thousands):

	Year Ended December 31,
	2023	2022
Current provision for income taxes:
Federal	$162	$702
Foreign	656	1,444
State	785	472
Total current	1,603	2,618
Deferred tax expense (benefit):
Federal	3,826	574
Foreign	34	488
State	(417)	18
Total deferred tax expense:	3,443	1,080
Total provision for income taxes	$5,046	$3,698

Tax rate reconciliation

The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	Year Ended December 31,
	2023	2022
U.S. federal tax benefit at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	1.9%	2.1%
Permanent differences	3.6%	2.0%
Foreign rate differential	0.2%	0.5%
Valuation allowance	0.0%	-2.1%
Other	-1.2%	-9.0%
Effective tax rate	25.5%	14.5%

The effective tax rate impact of other category for the year ended December 31, 2023 is primarily made up of prior year true-ups resulting in a decrease of 1.2% or $239 thousand. The effective tax rate impact of the other category for the year ended December 31, 2022, is primarily made up of tax basis balance sheet adjustments resulting in a decrease of 10.6% or $2.6 million. The offsetting impacts to the tax rate were individually immaterial.

Significant components of deferred taxes

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are presented below (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforward	$1,544	$3,378
Allowance for doubtful accounts	333	323
Share-based compensation	1,451	941
Bonus accrual	440	599
Inventory	130	53
Intangible assets	1,129	1,152
Other	—	140
Gross deferred tax assets	5,028	6,587
Valuation allowance	—	—
Net deferred tax assets	5,028	6,587
Deferred tax liabilities
Depreciation on property, plant, and equipment	(11,391)	(8,958)
Withholding tax on unremitted earnings	(264)	(72)
Other	—	(742)
Deferred tax liabilities	(11,655)	(9,772)
Net deferred liabilities	$(6,627)	$(3,185)

At December 31, 2023 and 2022, the Company had federal net operating loss carryforward of approximately $4.1 million and $15.1 million, respectively, which may be carried forward indefinitely and state and local net operating loss carryforward of approximately $8.8 million and $9.8 million, respectively, which expire at various dates.

The utilization of the Company’s net operating losses may be subject to a limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and similar state and foreign provisions. Such limitations may result in the expiration of the net operating loss carryforwards before their utilization.

The Company is subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions as well as Canada. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s tax years remain open for examination by all tax authorities since inception and carryover attributes remain open to adjustment by the U.S. and state authorities.

NOTE 12 – STOCK-BASED COMPENSATION

On June 20, 2023, the Company adopted the Drilling Tools International Corporation 2023 Omnibus Incentive Plan (the "2023 Plan"). The 2023 Plan became effective on the closing of the Merger, which also occurred on June 20, 2023. The 2023 Plan provides for the issuance of shares of Common Stock up to ten percent (10%) of the shares of outstanding Common Stock as of the closing of the Merger (which equates to 0 shares as of December 31, 2023) and automatically increases on the first trading day of each calendar year by the number of shares of Common Stock equal to three percent (3%) of the total number of outstanding Common Stock on the last day of the prior calendar year. The 2023 Plan allows for awards to be issued to employees, non-employee directors, and consultants in the form of options, stock appreciation rights, restricted shares, restricted stock units, performance based awards, other share-based awards, other cash-based awards, or a combination of the foregoing. As of December 31, 2023, there were 2,976,854 shares of Common Stock available for issuance under the 2023 Plan.

In connection with the Merger, all outstanding options to purchase shares of DTIH common stock were canceled and exchanged for options to purchase shares of DTIC Common Stock ("Company Options"). The number of Company Options issued and the associated exercise prices were adjusted using the Common Exchange Ratio used for the Merger (see Note 3, Merger). As a result of the Merger, the Company issued options to purchase a total of 2,361,722 shares of the Company's Common Stock to former holders of the DTIH stock options. The vesting schedules, remaining term, and provisions (other than the adjusted number of underlying shares and exercise prices) of the Company Options issued, are identical to the vesting schedules, remaining term, and other provisions of the DTIH stock options that were exchanged. Per a post-closing amendment, Company Options currently held by former holders of DTIH stock options are no longer subject to employment considerations.

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

In June of 2023 and prior to the closing of the Merger, one holder of DTIH stock options elected to exercise all of such holder's 580,000 stock options. The holder elected to net exercise, whereby the exercise price is paid in shares and additional shares are withheld for income taxes. The net exercise of the options resulted in 158,444 shares of DTIH common stock being issued prior to the Merger and subsequently canceled and exchanged for a total of 36,163 shares of DTIC Common Stock as of the date of the Merger.

The following table summarizes options outstanding, as well as activity for the year ended December 31, 2023 (prior year amounts have been converted using the conversion ratio of 0.2282 applied in the Merger):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
OUTSTANDING, December 31, 2022	2,494,097	$4.04	3.93	$11,687
Granted	—	—	—	—
Exercised	(132,375)	5.04	—	—
Forfeited	—	—	—	—
OUTSTANDING, December 31, 2023	2,361,722	4.02	3.37	—
UNVESTED, December 31, 2023	—	—	—	—
EXERCISABLE, December 31, 2023	2,361,722	4.02	3.37	—

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of December 31, 2023 and 2022. Due to the exercise price of the stock options exceeding the current market price of the Company's common stock as of December 31, 2023, no intrinsic value has been realized from the exercise of stock options during the period.

During the year ended December 31, 2023, the Company recognized $1.7 million of stock-based compensation expense within selling, general, and administrative expense on the consolidated statements of income and comprehensive income related to the accelerated vesting of an executive's 534,063 performance-based stock options. The performance conditions were satisfied upon completion of the Merger and all 534,063 performance-based stock options vested on June 20, 2023.

During the year ended December 31, 2023, the Company recognized $2.3 million of stock-based compensation expense within other expense, net on the consolidated statements of income and comprehensive income as a result of the issuance of shares in accordance with the TSA with HHLLC (see Note 3 - Merger).

During the year ended December 31, 2022, there was no stock-based compensation expense recognized.

NOTE 13 – OTHER EXPENSE, NET

The following table shows the components of other expenses, net for the years ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
HHLLC stock-based compensation	$(2,339)	$—
Transaction fees	(3,640)	—
Other, net	(428)	(436)
Interest income	48	52
Other expense, net	$(6,359)	$(384)

NOTE 14 – RELATED PARTY TRANSACTIONS

Management fees

For the years ended December 31, 2023 and 2022, management fees paid to Hicks Holdings Operating LLC, a shareholder of the Company, were approximately $1.1 million and $0.4 million, respectively. Management fees paid to the shareholder are included in selling, general and administrative expense in the accompanying consolidated statements of income and comprehensive income.

Director fees

For the years ended December 31, 2023 and 2022, director fees paid to our Board of Directors were approximately $0.2 million and $0.1 million, respectively. Director fees are included in selling, general and administrative expense in the accompanying consolidated statements of income and comprehensive income.

Leases

For the years ended December 31, 2023 and 2022, the Company paid rent expense to Cree Investments, LLC, a shareholder of the Company, of approximately $51 thousand and $51 thousand, respectively, relating to the lease of a building. Future minimum lease payments related to this lease are included in the future minimum lease schedule in Note 7, Leases.

Tools

For the years ended December 31, 2022, the Company paid $4 thousand to Heath Woodrum, a shareholder of the Company, for tools.

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

Working Capital Loan

Prior to the Merger on June 20, 2023, ROC paid the remaining outstanding principal amount owed to an affiliate of the ROC Sponsor in the amount of $0.4 million for a loan to fund working capital deficiencies and finance transaction costs in connection with the Merger. The loan did not bear interest.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company maintains operating leases for various facilities and vehicles. See Note 13, Leases, for further information.

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

NOTE 16 – EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code. All employees are auto enrolled at a 3% contribution, unless they opt out, beginning on the first plan entry date following six months of service. Plan entry dates are the first day of January and July. For 2022, the Company matched employee contributions 150% of the first 3% of employee contributions, not to exceed $2 thousand per participant per calendar year. Employees vest in employer contributions over six years. The contribution is limited to the maximum contribution allowed under the Internal Revenue Service Regulations. The total expense for the years ended December 31, 2023 and 2022 was approximately $0.5 million and $0.4 million, respectively.

NOTE 17 – EARNINGS PER SHARE

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

The following table sets forth the computation of the Company’s basic and diluted net earnings per share for the years ended December 31, 2023 and 2022 (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net income	$14,748	$21,080
Less: Redeemable convertible preferred stock dividends	(314)	(1,189)
Net income attributable to common shareholders — basic	$14,434	$19,891
Add: Redeemable convertible preferred stock dividends	314	1,189
Net income attributable to common shareholders — diluted	$14,748	$21,080
Denominator
Weighted-average common shares used in computing earnings per share — basic	21,421,610	11,951,137
Weighted-average effect of potentially dilutive securities:
Effect of potentially dilutive time-based stock options	488,997	1,006,729
Effect of potentially dilutive performance-based stock options	45,202	—
Effect of potentially dilutive redeemable convertible preferred stock	3,175,215	6,719,641
Weighted-average common shares outstanding — diluted	25,131,024	19,677,507
Earnings per share — basic	$0.67	$1.66
Earnings per share — diluted	$0.59	$1.07

As of December 31, 2023, the Company’s potentially dilutive securities consisted of options to purchase common stock. As of December 31, 2022, the Company's potentially dilutive securities consisted of redeemable convertible preferred stock and options to purchase common stock. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Time-based options outstanding	140,135	140,135
Total	140,135	140,135

Our performance-based stock options were excluded from the diluted earnings per share calculations for the years ended December 31, 2022 because all necessary performance conditions were not satisfied by December 31, 2022. Our performance-based stock options excluded from diluted earnings per share for the year ended December 31, 2022 were as follows:

	Year Ended December 31,
	2023	2022
Performance-based options outstanding	—	534,063
Total	—	534,063

NOTE 18 – SUBSEQUENT EVENTS

Acquisition of Casing Technologies Group Limited

On March 18, 2024, the Company announced its entry into a share purchase agreement (the “CTG Purchase Agreement”) to acquire one hundred percent (100%) of the shares of Casing Technologies Group Limited, a Scottish limited company (“CTG”). CTG wholly owns Deep Casing Tools Limited, an energy technology development company. The initial accounting for this business combination is in process which includes conducting a valuation analysis to value the assets and liabilities assumed as a result of the transaction. As such, the impact on the consolidated financial statements cannot be estimated at this time.

Issuance of Stock Options

On February 14, 2024, the Company issued stock options to members of the Company’s management team, including: (i) 1,000,000 stock options to Robert Prejean, President and Chief Executive Officer (the “Prejean 2024 Stock Options”), (ii) 380,000 stock options to David Johnson, Chief Financial Officer (the “Johnson 2024 Stock Options”), and (iii) 300,000 stock options to Michael Domino, President of the Directional tool Rentals Division (the “Domino 2024 Stock Options,” and together with the Prejean 2024 Stock Options and the Johnson 2024 Stock Options, the “2024 Stock Options”). Each of the 2024 Stock Options vest in substantially equal installments on each of the first three (3) anniversaries of the grant date. The 2024 Stock Options are exercisable at a price of $3.02 per share.

Credit Agreement

On March 15, 2024, the Company refinanced its revolving credit facility by entering into a second amended and restated revolving credit and term loan facility with PNC Bank, National Association (the “Credit Facility”). The Credit Facility provides for a revolving line of credit in a principal amount of up to $80,000,000 and a single draw term loan in a principal amount of $25,000,000 and matures in March 2029 (the “Refinancing”).

Acquisition of Superior Drilling Products, Inc.

On March 6, 2024, the Company announced its entry into an Agreement and Plan of Merger (the “SDPI Merger Agreement”) with Superior Drilling Products, Inc. (“SDPI”), DTI Merger Sub I, Inc. (“Merger Sub I”), and DTI Merger Sub II, LLC (“Merger Sub II”), pursuant to which, among other things, on the terms and subject to the conditions set forth in the SDPI Merger Agreement, (i) Merger Sub I will be merged with and into SDPI (the “First Event”), with SDPI continuing as the surviving corporation (the “Initial Surviving Corporation”), (ii) the Initial Surviving Corporation will be merged with Merger Sub II (the “Second Event,” and together with the First Event, the “SDPI Merger”), with Merger Sub II continuing as the surviving limited liability company (the “Surviving Company”), and (iii) following the consummation of the SDPI Merger, all of the property, rights, powers, privileges, and franchises of SDPI, the Initial Surviving Company, and the Surviving Company shall be vested in the Surviving Company as a wholly owned subsidiary of the Company.

The consummation of the SDPI Merger is subject to certain customary mutual conditions, including the approval of SDPI’s shareholders holding at least a majority of the outstanding shares of SDPI common stock entitled to vote on the adoption of the SDPI Merger Agreement. The initial accounting for this business combination is in process which includes conducting a valuation analysis to value the assets and liabilities assumed as a result of the transaction. As such, the impact on the consolidated financial statements cannot be estimated at this time.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of December 31, 2023, the end of the period covered by this Report, using the Internal Control Integrated Framework (“ICIF”) by COSO. Management selected the ICIF framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2023, or as of the date of the filing of this Report.

Our disclosure controls and procedures were not effective as of December 31, 2023, or as of the date of filing of this Report, because all findings in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2022 have not been fully remediated despite ongoing projects and improvements made in the current quarter. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2023, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below.

Prior to the Merger, we had been a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2022, we identified the following deficiencies in the design or operation of our internal controls to be a material weakness:

•
Failure to promote effective internal control over financial reporting throughout the Company’s management structure;
•
Failure to develop effective risk assessment controls to identify financial reporting risks and reacting to changes in the operating environment that could have a material effect on financial reporting;
•
Ineffective monitoring activities to assess the operation of internal control over financial reporting; and
•
Inadequate documentation and monitoring of information technology (“IT”) general controls and cyber-security processes within the Company’s IT environment, including access controls and segregation of duties between key IT functions.

Implementation of Controls:

We are in the process of implementing a risk assessment process and measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness. We have undertaken the following initiatives:

•
Training and awareness - hiring more qualified staff and increasing resources with sufficient knowledge and experience to strengthen financial reporting.
•
IT systems and security - implementing software and procedures to enhance our Company’s IT environment.
•
Risk assessment and evaluation - devoting proper time by senior management to perform comprehensive review of procedures to assess risks and enforce effective accountability. Additionally, during the fiscal year, we engaged the services of an external specialist with expertise in internal controls and financial reporting. The external specialist was engaged to assist in the implementation and enhancement of our internal controls and to provide additional expertise to ensure the effectiveness of our control environment. The engagement with the external specialist included a comprehensive review of our existing controls, identification of areas for improvement, and the development of recommendations for strengthening our controls framework.
•
Segregation of duties - continued efforts to strengthen segregation of duties to prevent and detect errors or fraud in financial reporting processes.

Ongoing Improvement Efforts

Recognizing the dynamic nature of our business environment, we are dedicated to ongoing improvement in our internal control framework. Future steps include:

•
Periodic Assessments - conducting periodic assessments to validate the effectiveness of our internal control framework.
•
Process Optimization - identifying and implementing opportunities for process optimization to enhance the overall efficiency and effectiveness of internal controls.

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

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item (and only such information) is incorporated by reference to our Proxy Statement.

Item 11. Executive Compensation.

The information required by this item (and only such information) is incorporated by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item (and only such information) is incorporated by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item (and only such information) is incorporated by reference to our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item (and only such information) is incorporated by reference to our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
Financial Statement

The consolidated financial statements of Drilling Tools International Corporation and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Of this Annual Report. Reference is made to the accompanying Index to Consolidated Financial Statements.

(2)
Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or the required information presented in the financial statements or the notes thereto.

(3)
Index to Exhibits

The exhibits required to be filed or furnished pursuant to Item 601 of Regulation S-K are set forth below.

Exhibit Index

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

4.2*	Description of the Registrant’s Securities
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

10.7

Amended and Restated Registration Rights Agreement, dated as of February 13, 2023, between ROC Energy Acquisition Corp., ROC Energy Holdings, LLC, EarlyBird Capital, Inc., HHEP Directional, L.P., RobJon Holdings, L.P. and Michael W. Domino, Jr. (incorporated by reference to Exhibit 10.18 to ROC Energy Acquisition Corp.’s Registration Statement on Form S 4 (File No. 333-269763), filed with the Securities and Exchange Commission on February 14, 2023).

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
21.1

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on June 27, 2023).

23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Schedule 906 of the Sarbanes-Oxley Act of 2002.
97.1*	DTI Clawback Policy - 8398475
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

† Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). We agree to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

# Indicates management contract or compensatory plan or arrangement..

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 28, 2024	By:	/s/ R. Wayne Prejean
R. Wayne Prejean
President, CEO, and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, R. Wayne Prejean, as his attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments), and any and all registration statements filed pursuant to Rule 462 under the Securities Act of 1933, as amended, in connection with or related to the offering contemplated by this registration statement and its amendments, if any, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said registration statement. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. Wayne Prejean	President, CEO, and Director	March 28, 2024
R. Wayne Prejean	(Principal Executive Officer)

/s/ David R. Johnson	Chief Financial Officer	March 28, 2024
David R. Johnson	(Principal Financial and Accounting Officer)

/s/ Thomas O. Hicks	Chairman of the Board	March 28, 2024
Thomas O. Hicks

/s/ Eric C. Neuman	Director	March 28, 2024
Eric C. Neuman

/s/ John D. Furst	Director	March 28, 2024
John D. Furst

/s/ C. Richard Vermillion	Director	March 28, 2024
C. Richard Vermillion

/s/ Curtis L. Crofford	Director	March 28, 2024
Curtis L. Crofford

/s/ Thomas M. Patterson	Director	March 28, 2024
Thomas M. Patterson