Form 10-Q
period 2024-03-31
Drilling Tools International Corp
filed 2024-05-15
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of May 15, 2024, the registrant had 29,768,568 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the impact of restrictive covenants in the Second Amended and Restated Revolving Credit, Security and Guaranty Agreement among Drilling Tools International, Inc., certain of its subsidiaries, Drilling Tools International Corporation and PNC Bank, National Association, dated as of March 15, 2024 (the “Credit Facility”);
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share data)	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$14,050	$6,003
Accounts receivable, net	35,730	29,929
Inventories, net	11,441	5,034
Prepaid expenses and other current assets	3,231	4,553
Investments - equity securities, at fair value	1,137	888
Total current assets	65,589	46,408
Property, plant and equipment, net	70,596	65,800
Operating lease right-of-use asset	18,296	18,786
Goodwill	2,556	—
Intangible assets, net	8,058	216
Deferred financing costs, net	864	409
Deposits and other long-term assets	992	879
Total assets	$166,951	$132,498
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,736	$7,751
Accrued expenses and other current liabilities	8,442	10,579
Current portion of operating lease liabilities	3,965	3,958
Current maturities of long-term debt	5,000	—
Total current liabilities	34,143	22,289
Operating lease liabilities, less current portion	14,402	14,893
Long-term debt	20,000	—
Deferred tax liabilities, net	6,893	6,627
Total liabilities	75,438	43,809
Commitments and contingencies (See Note 15)
Shareholders' equity
Common stock, $0.0001 par value, shares authorized 500,000,000 as of March 31, 2024 and December 31, 2023, 29,768,568 issued and outstanding as of March 31, 2024 and December 31, 2023	3	3
Additional paid-in-capital	95,426	95,218
Accumulated deficit	(3,180)	(6,306)
Accumulated other comprehensive loss	(736)	(225)
Total shareholders' equity	91,513	88,690
Total liabilities and shareholders' equity	$166,951	$132,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
(In thousands, except share and per share data)	2024	2023
Revenue, net:
Tool rental	$29,966	$32,276
Product sale	7,008	8,523
Total revenue, net	36,974	40,799
Operating costs and expenses:
Cost of tool rental revenue	7,001	8,137
Cost of product sale revenue	1,536	1,303
Selling, general, and administrative expense	17,942	18,423
Depreciation and amortization expense	5,365	5,015
Total operating costs and expenses	31,844	32,878
Income (loss) from operations	5,130	7,921
Other expense, net:
Interest expense, net	(182)	(573)
Gain (loss) on sale of property	—	69
Loss on asset disposal	(9)	—
Unrealized gain (loss) on equity securities	249	(33)
Other income (expense), net	(1,125)	40
Total other expense, net	(1,067)	(497)
Income before income tax expense	4,063	7,424
Income tax expense	(937)	(1,723)
Net income	$3,126	$5,701
Accumulated dividends on redeemable convertible preferred stock	—	314
Net income available to common shareholders	$3,126	$5,387
Basic earnings per share	$0.11	$0.45
Diluted earnings per share	$0.11	$0.29
Basic weighted-average common shares outstanding*	29,768,568	11,951,137
Diluted weighted-average common shares outstanding*	29,768,568	19,677,507
Comprehensive income:
Net income	$3,126	$5,701
Foreign currency translation adjustment, net of tax	(511)	—
Net comprehensive income	$2,615	$5,701

* Shares of legacy redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, December 31, 2022	20,370,377	$17,878	53,175,028	$532	(811,156)	$(933)	$52,790	$(21,054)	$(111)	$31,224
Retroactive application of Merger	(13,650,736)	—	(41,223,891)	(531)	811,156	933	(402)	-	—	—
Adjusted Balances, beginning of period*	6,719,641	17,878	11,951,137	1	—	—	52,388	(21,054)	(111)	31,224
Accretion of redeemable convertible preferred stock to redemption value	—	314	—	—	—	—	(314)	—	—	(314)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	-
Net income	—	—	—	—	—	—	—	5,701	—	5,701
BALANCE, March 31, 2023	6,719,641	$18,192	11,951,137	$1	—	$—	$52,074	$(15,353)	$(111)	$36,611

* Shares of legacy redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, December 31, 2023	—	$—	29,768,568	$3	—	$—	$95,218	$(6,306)	$(225)	$88,690
Stock-based compensation	—	—	—	—	—	—	208	—	—	208
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(511)	(511)
Net income	—	—	—	—	—	—	—	3,126	—	3,126
BALANCE, March 31, 2024	—	—	29,768,568	3	—	—	95,426	(3,180)	(736)	91,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$3,126	$5,701
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,365	5,015
Amortization of deferred financing costs	56	19
Non-cash lease expense	1,111	1,140
Provision for excess and obsolete inventory	—	17
Provision for excess and obsolete property and equipment	66	117
Provision for Credit Losses	(135)	334
Deferred tax expense	266	1,116
Gain on sale of property	—	(69)
Loss on asset disposal	9	—
Unrealized loss (gain) on equity securities	(249)	33
Unrealized loss on interest rate swap	—	105
Gross profit from sale of lost-in-hole equipment	(2,799)	(4,535)
Stock-based compensation expense	208	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,839)	(1,675)
Prepaid expenses and other current assets	1,723	713
Inventories, net	2,836	116
Operating lease liabilities	(1,067)	(1,086)
Accounts payable	(2,848)	3,208
Accrued expenses and other current liabilities	(2,517)	(3,180)
Net cash flows from operating activities	3,312	7,089
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(18,261)	—
Proceeds from sale of property and equipment	—	80
Purchase of property, plant, and equipment	(6,228)	(7,067)
Proceeds from sale of lost-in-hole equipment	4,904	5,819
Net cash from investing activities	(19,585)	(1,168)
Cash flows from financing activities:
Payment of deferred financing costs	(389)	—
Proceeds from revolving line of credit	—	34,043
Payments on revolving line of credit	—	(41,496)
Proceeds from Term Loan	25,000	—
Net cash from financing activities	24,611	(7,453)
Effect of changes in foreign exchange rates	(291)	—
Net change in cash	8,047	(1,532)
Cash at beginning of period	6,003	2,352
Cash at end of period	$14,050	$820
Supplemental cash flow information:
Cash paid for interest	$58	$444
Cash paid for income taxes	$153	$—
Non-cash investing and financing activities:
ROU assets obtained in exchange for lease liabilities	$314	$1,360
Fair value of CTG liabilities assumed in CTG Acquisition	$2,636	$—
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	$5,018	$1,575
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$4,482	$4,369
Undeclared dividends	$—	$314
Non-cash directors and officers insurance	$327	$—
Deferred financing fees included in accounts payable	$122	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Drilling Tools International Corporation, a Delaware corporation ("DTIC" or the "Company"), is a global oilfield services company that designs, engineers, manufactures and provides a differentiated, rental-focused offering of tools for use in onshore and offshore horizontal and directional drilling operations, as well as other cutting-edge solutions across the well life cycle.

On June 20, 2023 (the “Closing Date”), a merger transaction between Drilling Tools International Holdings, Inc. (“DTIH”), ROC Energy Acquisition Corp (“ROC”), and ROC Merger Sub, Inc., a directly, wholly owned subsidiary of ROC (“Merger Sub”), was completed (the “Merger”) pursuant to the initial merger agreement dated February 13, 2023 and subsequent amendment to the merger agreement dated June 5, 2023 collectively, (the “Merger Agreement”). In connection with the closing of the Merger, ROC changed its name to Drilling Tools International Corporation. The common stock of DTIC (“DTIC Common Stock” or the “Company’s Common Stock”) commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “DTI” on June 21, 2023.

On March 15, 2024 (the “CTG Acquisition Date”), we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Casing Technologies Group Limited (“CTG”), certain shareholders of CTG, and a representative of CTG. Pursuant to the terms of the Share Purchase Agreement, the Company acquired one hundred percent (100%) of the shares of CTG (the “CTG Acquisition”), which wholly owns Deep Casing Tools Limited (“Deep Casing”), an energy technology development company, for approximately £16.2 million, or $20.9 million, based on the British pound sterling to United States dollar exchange rate on the CTG Acquisition Date. For further details regarding the acquisition, refer to Note 3, “Business Combinations.”

The Company’s United States (“U.S.”) operations have locations in Texas, California, Louisiana, Oklahoma, Pennsylvania, North Dakota, New Mexico, Utah, and Wyoming. The Company’s international operations are located in Canada, Scotland, Germany, Ukraine, UAE, and Saudi Arabia. Operations outside the U.S. are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws and possible limitations on foreign investment. The Company does not engage in hedging activities to mitigate its exposure to fluctuations in foreign currency exchange rates.

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

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with U.S. GAAP and, in the opinion of the Company, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2024, and its results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The condensed consolidated balance sheet at December 31, 2023, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation. Further, the basis of consolidation incorporates the financial statements of our foreign entity, Casing Technologies Group Limited, which operates under UK Generally Accepted Accounting Principles ("UK GAAP"). Those financial statements are translated into US GAAP for consolidation purposes. The translation process adheres to established accounting standards and guidelines to ensure consistency and comparability across our consolidated financial statements. This approach enables us to accurately reflect the financial position, results of operations, and cash flows of our consolidated operations.

Foreign Currency Translation and Transactions

The Company has determined that the functional and reporting currency for its operations across the globe is the functional currency of the Company’s international subsidiaries. Accordingly, all foreign balance sheet accounts have been translated into United States dollars using the rate of exchange at the respective balance sheet date. Components of the unaudited condensed consolidated statements of income and comprehensive income have been translated at the average rates during the reporting period. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the unaudited condensed consolidated statements of income and comprehensive income. For the three months ended March 31, 2024 and 2023, the unrealized foreign currency fluctuation impacts on transactions included in the unaudited condensed consolidated statements of income and comprehensive income totaled approximately $28 thousand of gains and nil in losses, respectively.

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

Revenue per geographic location

Revenue generated was concentrated within the United States. For the three months ended March 31, 2024 and 2023, the revenue generated within the United States was $32.3 million and $36.6 million, respectively, or 87% and 90% of total revenue. For the three months ended March 31, 2024 and 2023, the revenue generated outside of the United States, in Canada and International, was $4.7

million and $4.2 million, respectively, or 13% and 10% of total revenue.

Contract Assets and Contract Liabilities

Contract assets represent the Company’s rights to consideration for work completed but not billed. As of March 31, 2024 and December 31, 2023, the Company had contract assets of $4.6 million and $4.2 million, respectively. Contract assets were recorded in accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of March 31, 2024 and December 31, 2023, the Company did not have any material contract liabilities. All deferred revenues are expected to be recognized during the following 12 months, and they were recorded in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Accounts Receivable, net

The Company’s accounts receivable consists principally of uncollateralized amounts billed to customers. These receivables are generally due within 30 to 60 days of the period in which the corresponding sales or rentals occur and do not bear interest. They are recorded at net realizable value less an allowance for doubtful accounts and are classified as accounts receivable, net on the unaudited condensed consolidated balance sheets.

Allowance for Credit Losses

The Company considers both current conditions and reasonable and supportable forecasts of future conditions when evaluating expected credit losses for uncollectible receivable balances. In our determination of the allowance for credit losses, we pool receivables by days outstanding and apply an expected credit loss percentage to each pool. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Current conditions considered include predefined aging criteria, as well as specified events that indicate the balance due is not collectible. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses.

As of March 31, 2024 and December 31, 2023, the allowance for credit losses totaled $1.4 million and $1.5 million, respectively.

Business Combinations

The Company applies the acquisition method of accounting for business combinations, which requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets and liabilities acquired. We account for contingent assets and liabilities at fair value on the acquisition date, and record changes to fair value associated with these assets and liabilities as a period cost as incurred. We use established valuation techniques and engage reputable valuation specialists to assist us with these valuations. We use a reasonable measurement period to record any adjustment related to the opening balance sheet (generally, less than one year). After the measurement period, changes to the opening balance sheet can result in the recognition of income or expense as period costs. To the extent these items stem from contingencies that existed at the balance sheet date, but are contingent upon the realization of future events, the cost is charged to expense at the time the future event becomes known.

Inventories, net

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the specific identification method or the first-in-first-out ("FIFO") method, depending on the type of inventory. Inventory that is obsolete or in excess of forecasted usage is written down to its net realizable value based on assumptions regarding future demand and market conditions. Inventory write-downs are charged to cost of rental revenue and cost of product sale revenue within operating costs section of the unaudited condensed consolidated statements of income and comprehensive income and establish a new cost basis for the inventory. Inventory includes raw material and finished goods.

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

Goodwill

Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. We evaluate Goodwill at least annually for impairment. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. We conduct our annual assessment of the recoverability of goodwill as of December 31 of each year. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or we elect not to perform a qualitative assessment, the quantitative assessment of goodwill test is performed. The goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is necessary to perform the quantitative assessment to determine if our goodwill is impaired, we will utilize a discounted cash flow analysis using management’s projections that are subject to various risks and uncertainties of revenues, expenses and cash flows as well as assumptions regarding discount rates, terminal value and control premiums. Estimates of future cash flows and fair value are highly subjective and inherently imprecise. These estimates can change materially from period to period based on many factors. Accordingly, if conditions change in the future, we may record impairment losses, which could be material to any particular reporting period.

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

For the three months ended March 31, 2024 and 2023, management determined that there were no triggering events necessitating impairment testing of property, plant, and equipment or intangible assets.

Investments - Equity Securities

Equity securities are stated at fair value. Unrealized gains and losses are reflected in the unaudited condensed consolidated statements of income and comprehensive income. The Company periodically reviews the securities for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of March 31, 2024 and December 31, 2023, the Company believes the cost of the securities was recoverable in all material respects.

Redeemable Convertible Preferred Stock

Prior to the closing of the Merger, there were outstanding shares of DTIH Series A redeemable convertible preferred stock (the “Redeemable Convertible Preferred Stock”), which was classified outside of permanent equity in mezzanine equity on the unaudited condensed consolidated balance sheets as it was redeemable on a fixed date.

Upon the closing of the Merger, all of the Redeemable Convertible Preferred Stock was canceled in exchange for DTIC common stock and the right to receive cash. Accordingly, there was no Redeemable Convertible Preferred Stock outstanding as of March 31, 2024 or December 31, 2023.

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

The Board of Directors of the Company has not issued any shares of any classes or series of preferred stock as of March 31, 2024, and through the date these financial statements were available to be issued.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expenses over the requisite service period. The Company historically granted stock-based compensation awards with performance based vesting conditions. These options all vested upon the closing of the merger with ROC. Subsequent to the closing of the merger with ROC, the Company’s stock-based compensation awards are subject only to service based vesting conditions. Pursuant to ASC 718-10-35-8, the Company recognizes compensation cost for stock awards with only service conditions that have a graded vesting schedule on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. ASC 718 requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options and restricted stock awards, be measured based on the grant-date fair value of the award. The Company determines the fair value of stock options granted using the Black-Scholes-Merton option-pricing model (“Black-Scholes model”) and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period, net of estimated forfeitures. The Board of Directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors considered include, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the redeemable convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as the sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares.

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

The Company follows guidance issued by the FASB in accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the unaudited condensed consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits and upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the unaudited condensed consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. The Company has no uncertain tax positions at March 31, 2024 and December 31, 2023. The Company believes there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the unaudited condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2024 and 2023.

Derivative Financial Instruments

From time to time, the Company may enter into derivative instruments to manage exposure to interest rate fluctuations. During 2016, the Company entered into an interest swap agreement with respect to amounts outstanding under its revolving line of credit.

The Company’s interest rate swap is a pay-fixed, receive-variable interest rate swap based on SOFR swap rate. The SOFR swap rate is observable at commonly quoted intervals for the full term of the swap and therefore is considered a Level 2 item. For interest rate swaps in an asset position, the credit standing of the counterparty is analyzed and factored into the fair value measurement of the asset. The impact of the Company’s creditworthiness has also been factored into the fair value measurement of the interest rate swap in a liability position. For the three months ended March 31, 2023, the application of valuation techniques applied to similar assets and liabilities has been consistent.

This arrangement was designed to manage exposure to interest rate fluctuations by effectively exchanging existing obligations to pay interest based on floating rates for obligations to pay interest based on a fixed rate. These derivatives are marked-to-market at the end of each quarter and the realized/unrealized gain or loss is recorded as interest expense.

For the three months ended March 31, 2023, the Company recognized an unrealized gain due to the change in fair value of its interest rate swap of approximately $0.1 million. The interest swap agreement was settled on July 10, 2023. No new interest swaps were entered into subsequently or during the three months ended March 31, 2024.

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

Asset and liabilities measured at fair value are summarized as follows (in thousands):

	Assets at Fair Value as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Investments, equity securities	$1,137	$—	$—	$1,137
Total assets at fair value	$1,137	$—	$—	$1,137

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Investments, equity securities	$888	$—	$—	$888
Total assets at fair value	$888	$—	$—	$888

As of March 31, 2024 and December 31, 2023, the Company did not have any Level 2 or 3 assets or liabilities.

Fair value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, and accounts payable. The carrying amount of such instruments approximates fair value due to their short-term nature.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s customer concentration may impact its overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.

During the three months ended March 31, 2024 and 2023, the Company generated approximately 30.0% and 31.0%, respectively, of its revenue from 2 customers. Amounts due from these customers included in accounts receivable at March 31, 2024 and December 31, 2023 were approximately $6.6 million and $9.3 million, respectively.

During the three months ended March 31, 2024, the Company had 2 vendor that represented approximately 30% of its vendor purchases. During the three months ended March 31, 2023, the Company had 1 vendor that represented approximately 11% of its vendor purchases. Amounts due to these vendors included in accounts payable at March 31, 2024 and December 31, 2023 were approximately $3.7 million and $3.4 million, respectively.

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

Operating Segment

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding resource allocation and assessing performance. The Company’s Chief Executive Officer is the CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operations decisions, allocating resources and evaluating financial performance. Consequently, the Company has determined it operates in one operating and reportable segment.

Accounting Standards Issued But Not Yet Effective

In December 2023, FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company beginning January 1, 2025 with early adoption permitted. The Company is evaluating the effects of adopting this new accounting guidance on its disclosures but does not currently expect adoption will have a material impact on the Company’s consolidated financial statements. The Company does not intend to early adopt this ASU.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures of significant segment expenses and measures of a segment’s profit and loss used in assessing performance. This standard is effective for the Company’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025 with early adoption permitted. The Company is still evaluating the effects of adopting this new accounting guidance on its disclosures.

NOTE 2 – Revision of Previously Issued Financial Statements

During the preparation of its unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024, the Company identified certain errors in its previously issued unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2023. The errors identified had no impact on the unaudited condensed consolidated balance sheets, statements of income and comprehensive income, and statements of changes in redeemable convertible preferred stock and shareholders’ equity. As described further below, the Company has revised its previously issued unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2023 within this Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2024. The following paragraphs describe the errors in the previously issued unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2023, and the table following these paragraphs presents the quantitative impact of the errors described in the paragraphs below.

Statement of cash flow errors related to leases

The Company determined that the previously reported amount of $2.5 million in ROU assets obtained in exchange for lease liabilities disclosed within the non-cash investing and financing activities section of the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2023 was calculated incorrectly. The calculation of the amount previously reported in the unaudited condensed consolidated statement of cash flows incorrectly included amounts for Canadian leases that were excluded from the consolidated balance sheet due to their being immaterial. In addition, the calculation incorrectly included amounts for ROU assets obtained in exchange for lease liabilities whereby the leases had terminated.

Also, with respect to leases, the Company determined that the previously reported amount of non-cash lease expense of negative $0.2 million within the operating activities section of the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2023 was calculated incorrectly. The previously reported amount was calculated as solely the change in ROU assets from December 31, 2022 to March 31, 2023 without taking into account the fact that the change in ROU assets is also impacted by the non-cash ROU assets obtained in exchange for lease liabilities.

In addition, the Company determined that the previously reported amount of $0.3 million for operating lease liabilities within the changes in operating assets and liabilities section of the unaudited condensed consolidated statement of cash flows was calculated incorrectly. The previously reported amount was calculated as solely the change in the operating lease liability from December 31, 2022 to March 31, 2023 without taking into account the fact that the change in the operating lease liability is also impacted by the non-cash ROU assets obtained in exchange for lease liabilities described above.

Statement of cash flow errors related to inventory and property, plant, and equipment

The Company determined that the previously reported amount of inventories of negative $1.4 million within the changes in operating assets and liabilities section of the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2023 was calculated incorrectly. The calculation of the amount previously reported in the unaudited condensed consolidated statement of cash flows incorrectly included the non-cash amounts expensed on the income statement for the provision for excess and obsolete inventory. The provision for excess and obsolete inventory should have been presented separately within the reconciliation of net income to net cash flows from operating activities in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2023.

In addition, the Company determined that the previously reported amount of inventories of negative $1.4 million and accounts payable of positive $5.8 million within the changes in operating assets and liabilities section of the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2023 were not adjusted for the impact of the amount of purchases of inventory that were not paid in cash during the three months ended March 31, 2023. The previously reported amounts were calculated as solely the changes in inventories and accounts payable from December 31, 2022 to March 31, 2023 without taking into account the fact that the changes in both inventories and accounts payable are also impacted by the amount of inventory that has not yet been paid in cash at period end.

The Company determined that the previously reported amount of proceeds from sale of lost-in-hole equipment of $5.3 million within the investing activities section of the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2023 was calculated incorrectly. The calculation of the amount previously reported in the unaudited condensed consolidated statement of cash flows incorrectly included the non-cash amounts expensed on the income statement for the provision for excess and obsolete property, plant and equipment. The amount for the provision for excess and obsolete property, plant and equipment should have been presented within the reconciliation of net income to net cash flows from operating activities on the unaudited condensed consolidated statement of cash flows for the March 31, 2023.

Furthermore, the Company determined that the previously reported amount of purchases of property, plant and equipment of negative $10.8 million within the investing activities section of the unaudited condensed consolidated statement of cash flows for the March 31, 2023 was calculated incorrectly. The Company determined that the previously reported amount of purchases of property, plant and equipment was calculated using an incorrect amount for the additions to property, plant and equipment that were not paid for in cash during the March 31, 2023.

Additionally, the Company determined that the previously reported amount of accounts payable of positive $5.8 million within the operating activities section of the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2023 was not adjusted for the impact of the purchases of property, plant and equipment that were not paid for in cash during the three months ended March 31, 2023.

Also, with respect to inventory and property, plant and equipment, the Company determined that the previously disclosed non-cash investing and financing activities section incorrectly failed to disclose the amounts of purchases of inventory and property, plant and equipment remaining in accounts payable as of March 31, 2023.

The Company evaluated the errors described above (and quantified in the table below), both qualitatively and quantitatively, in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, codified in ASC 250, Accounting Changes and Error Corrections, and concluded that the errors were not material to the previously issued financial statements taken as a whole. The unaudited consolidated financial statements presented herein as of and for the three months ended March 31, 2023 have been revised to correct the errors described above in accordance with SEC SAB Topic 1.M, as codified in ASC 250.

	For the three months ended March 31, 2023
Unaudited Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
Non-cash lease expense	$(220)	$1,360	$1,140
Provision for excess and obsolete inventory	—	17	17
Provision for excess and obsolete property and equipment	—	117	117
Inventories, net	(1,442)	1,558	116
Operating lease liabilities	274	(1,360)	(1,086)
Accounts payable	5,765	(2,557)	3,208
Accrued Expenses	207	(3,387)	(3,180)
Purchase of property, plant and equipment	(10,815)	3,748	(7,067)
Proceeds from sale of lost-in-hole equipment	5,315	504	5,819
ROU assets obtained in exchange for lease liabilities	2,516	(1,156)	1,360
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	—	1,575	1,575
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	—	4,369	4,369

NOTE 3 – BUSINESS COMBINATION

On the CTG Acquisition Date, the Company’s wholly owned subsidiary, Drilling Tools International, Inc., entered into and consummated the Share Purchase Agreement with CTG, the shareholders of CTG, and a representative of CTG, to acquire 100% of the shares of CTG for a gross cash purchase consideration of £16.2 million, or approximately $20.9 million, based on the British pound sterling to United States dollar exchange rate on the CTG Acquisition Date. CTG is incorporated in the United Kingdom and is the holding company of its wholly owned subsidiary, Deep Casing. Deep Casing specializes in the design, engineering, and manufacturing of a range of patented and innovative products for well construction, well completion, and casing installation processes for the global oil and gas sector. The CTG Acquisition allows the Company to further expand its geographical presence globally, especially in the Middle East, provides accretive earnings to consolidated results of operations, and expands the Company’s portfolio of intellectual property rights, through the acquisition of over 60 patents.

The £16.2 million, or approximately $20.9 million, gross cash purchase consideration was used on the CTG Acquisition Date to (i) settle Deep Casing’s outstanding debt of £15.3 million, or approximately $19.8 million; (ii) pay Deep Casing’s legacy shareholders £0.3 million, or approximately $0.3 million, in accordance with the Share Purchase Agreement; and (iii) pay Deep Casing’s acquisition-related costs of £0.6 million, or approximately $0.8 million.

The CTG Acquisition has been accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). Drilling Tools International, Inc. has been treated as the accounting acquirer. Accordingly, CTG’s tangible and identifiable intangible assets acquired and its liabilities assumed were recorded at their estimated fair values on the CTG Acquisition Date.

The assets acquired and liabilities assumed in connection with the CTG Acquisition were recorded at their fair values on the CTG Acquisition Date as follows (in thousands):

Assets
Cash	$2,674
Accounts receivable, net	3,781
Inventories, net	4,282
Prepaid expenses and other current assets	189
Property, plant and equipment , net	1,647
Operating lease ROU asset	315
Intangible assets, net	8,065
Goodwill	2,618
Total assets acquired	$23,571

Liabilities
Accounts payable	2,656
Accrued expenses and other current liabilities	(295)
Current portion of operating lease liabilities	95
Operating lease liabilities, less current portion	180
Total liabilities assumed	$2,636
Total consideration transferred	$20,935

The excess of the purchase price over the fair values of the net identifiable tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits as a result of the acquisition that will enhance the services available to both new and existing customers and increase the Company’s competitive position. Goodwill will be evaluated for impairment at least annually. Goodwill attributable to the CTG Acquisition is not deductible for tax purposes.

The following table sets forth the amounts allocated to the identified intangible assets, the estimated useful lives of those intangible assets as of the CTG Acquisition Date, and the methodologies used to determine the fair values of those intangible assets ($ in thousands):

	Fair value	Useful life (in years)	Fair value methodology
Intangible assets
Trade names	$819	15	Relief from royalty method
Developed Technology	3,269	20	Relief from royalty method
Customer relationships	3,977	20	Multi-period excess earnings method of the income approach
Total intangible assets	$8,065

The intangible assets acquired are expected to be amortized over their useful lives on a straight-line basis.

The Company incurred acquisition-related costs of $0.3 million during the three months ended March 31, 2024, which are included in other income (expense), net in the condensed consolidated statement of income and comprehensive income.

The Company’s condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2024 includes CTG’s revenues of $0.8 million and net income of $0.2 from the CTG Acquisition Date through March 31, 2024.

Supplemental Pro Forma Information

The unaudited supplemental pro forma financial results below for the three months ended March 31, 2024 and 2023, combine the consolidated results of the Company and CTG, giving effect to the CTG Acquisition as if it had been completed on January 1, 2023. This unaudited supplemental pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2023, or any other date.

	Three months ended March 31,
(in thousands)	2024	2023
Pro forma revenue	$40,333	$45,308
Pro forma net income	$2,420	$6,287

The unaudited supplemental pro forma financial information in the table above contains material nonrecurring pro forma adjustments to remove interest expense on CTG's debt as it is assumed that the business combination occurred and the debt was paid off on January 1, 2023.

NOTE 4 – INVESTMENTS – EQUITY SECURITIES

The following table shows the cost and fair value of the Company’s investments in equity securities (in thousands):

	Cost	Unrealized Gain	Fair Value
March 31, 2024	$999	$138	$1,137

	Cost	Unrealized Loss	Fair Value
December 31, 2023	$999	$(111)	$888

Unrealized holding gains on equity securities for the three months ended March 31, 2024 were approximately $0.2 million. Unrealized holding losses on equity securities for the three months ended March 31, 2023 were approximately $33 thousand.

NOTE 5 – BALANCE SHEET DETAILS - CURRENT ASSETS AND CURRENT LIABILITIES

Inventories, net

The following table shows the components of inventory (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$8,823	$5,022
Finished goods	2,673	16
Total inventories	11,496	5,038
Allowance for obsolete inventory	(55)	(4)
Inventories, net	$11,441	$5,034

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses:
Deposits on inventory	1,437	2,146
Prepaid income tax	362	362
Prepaid insurance	530	1,110
Prepaid rent	399	372
Prepaid equipment	331	331
Prepaid other	172	214
Other current assets:
Other	$—	$18
Total	$3,231	$4,553

Accrued expenses and other current liabilities

The following table shows the components of accrued expenses and other current liabilities (in thousands):

	March 31, 2024	December 31, 2023
Accrued expenses:
Accrued compensation and related benefits	$3,878	$4,999
Accrued insurance	435	978
Accrued transaction advisory fees	1,000	1,000
Accrued professional services	72	189
Accrued interest	126	58
Accrued property taxes	314	60
Accrued monitoring fees	373	373
Other	760	147
Other current liabilities:
Income tax payable	$1,757	$1,586
Sales tax payable	(413)	71
Unbilled lost-in-hole revenue	96	76
Deferred revenue	44	1,042
Total accrued expenses and other current liabilities	$8,442	$10,579

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

The following table shows the component of property, plant and equipment, net (in thousands):

	Estimated Useful Lives (in Years)	March 31, 2024	December 31, 2023
Rental tools and equipment	5-10	195,460	188,949
Buildings and improvements	5-40	6,686	6,672
Office furniture, fixtures and equipment	3-5	2,269	2,389
Transportation and equipment	3-5	783	793
Total property, plant and equipment		205,198	198,803
Less: accumulated deprecation		(134,602)	(133,003)
Property, plant and equipment, net (excluding construction in progress)		70,596	65,800
Construction in progress		-	-
Property, plant and equipment, net		$70,596	$65,800

Total depreciation expense for the three months ended March 31, 2024 and 2023 was approximately $5.3 million and $5.0 million, respectively. The Company has not acquired any property, plant and equipment under financing leases.

Property, plant and equipment, net, is concentrated within the United States. As of March 31, 2024 and December 31, 2023, property, plant and equipment, net held within the United States was $65.9 million and $63.0 million, respectively, or 93% and 96% of total property, plant and equipment, net. As of March 31, 2024 and December 31, 2023, property, plant and equipment, net held outside of the United States, in Canada and Internationally, was $4.7 million and $2.8 million, respectively, or 7% and 4% of total property, plant and equipment, net.

NOTE 7 – INTANGIBLE ASSETS, NET

The following table shows the components of intangible assets, net (in thousands):

	Useful Lives (in Years)	March 31, 2024	December 31, 2023
Trade name	10-15	$2,079	$1,280
Developed Technology	13-20	3,462	270
Customer Relationships	20	3,882	—
Total intangible assets		9,423	1,550
Less: accumulated amortization		(1,365)	(1,334)
Intangible assets, net		$8,058	$216

Total amortization expense for the three months ended March 31, 2024 and 2023 was approximately $31 thousand and $12 thousand, respectively.

NOTE 8 – REVOLVING CREDIT FACILITY AND TERM LOAN

In December 2015, the Company entered into a credit facility with PNC Bank, National Association (the "Credit Facility"). The facility provided for a revolving line of credit with a maximum borrowing amount totaling $60.0 million.

On March 15, 2024, the Company refinanced its revolving credit facility (the “Refinancing”) by entering into a Second Amended and Restated Revolving Credit, Term Loan and Security and Guaranty Agreement (the “Credit Facility”) with certain of the Company’s subsidiaries and PNC Bank, National Association as lender and as agent. Pursuant to the terms of the Credit Facility, the Company will be provided a revolving line of credit in a principal amount up to $80.0 million and a single draw term loan ( the "Term Loan") in a principal amount of $25.0 million. The Credit Facility and the Term Loan matures in March 2029. The Credit Facility amends and restates the Company’s existing credit facility under that certain Amended and Restated Revolving Credit, Term Loan, and Security Agreement, dated as of June 20, 2023, by and among the Company, certain of its subsidiaries, and PNC Bank National Assoication.

For the three months ended March 31, 2024, the interest on the term loan was based on SOFR or the bank’s base lending rate plus applicable margin (approximately 9.28% at March 31, 2024). The Credit Facility is collateralized by substantially all the assets of the Company and matures March 15, 2029.

As of March 31, 2024, there were no amounts drawn against the line of credit.

The Company is subject to various restrictive covenants associated with these borrowings including, but not limited to, a leverage ratio and a fixed charge ratio. As of March 31, 2024, the Company was in compliance with all restrictive covenants.

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

The Default Rate Derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the Default Rate Derivative was negligible as of March 31, 2024 and December 31, 2023 and therefore no amounts were recorded as of March 31, 2024 or December 31, 2023.

NOTE 9 – INCOME TAXES

The Company recorded income tax expense on the unaudited condensed consolidated statements of income and comprehensive income of $0.9 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively.

The income tax expense for the three months ended March 31, 2024 was calculated using a discrete approach. This methodology was used because changes in the Company's results of operations and acquisitions can materially impact the estimated annual effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 were provisions of 23.1% and 23.2%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to the state taxes, foreign income taxes on the Company’s international operations, and permanent differences.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. There was no significant change to the valuation allowance during the three months ended March 31, 2024 and 2023.

The Company is still evaluating the tax impact of the CTG Acquisition, including the impact of the transaction costs. Additionally, the Company continues to evaluate the deferred tax assets and liabilities and corresponding valuation allowance in connection with the CTG Acquisition.

NOTE 10 – STOCK-BASED COMPENSATION

On June 20, 2023, the Company adopted the Drilling Tools International Corporation 2023 Omnibus Incentive Plan (the 2023 Plan). The 2023 Plan became effective on the closing of the Merger, which also occurred on June 20, 2023. The 2023 Plan provides for the issuance of shares of Common Stock up to ten percent (10%) of the shares of outstanding Common Stock as of the closing of the Merger (which equated to 2,976,854 shares as of December 31, 2023) and automatically increases on the first trading day of each calendar year by the number of shares of Common Stock equal to three percent (3%) of the total number of outstanding Common Stock on the last day of the prior calendar year. The 2023 Plan allows for awards to be issued to employees, non-employee directors, and consultants in the form of options, stock appreciation rights, restricted shares, restricted stock units, performance based awards, other share-based awards, other cash-based awards, or a combination of the foregoing. As of March 31, 2024, there were 1,269,910 shares of Common Stock available for issuance under the 2023 Plan.

In connection with the Merger, all outstanding options to purchase shares of DTIH common stock were canceled and exchanged for options to purchase shares of DTIC Common Stock ("Company Options"). The number of Company Options issued and the associated exercise prices were adjusted using the Common Exchange Ratio used for the Merger. As a result of the Merger, the Company issued options to purchase a total of 2,361,722 shares of the Company's Common Stock to former holders of the DTIH stock options. The vesting schedules, remaining term, and provisions (other than the adjusted number of underlying shares and exercise prices) of the Company Options issued, are identical to the vesting schedules, remaining term, and other provisions of the DTIH stock options that were exchanged. Per a post-closing amendment, Company Options currently held by former holders of DTIH stock options are no longer subject to employment considerations.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on comparable public company data. The Company uses future estimated employee termination and forfeiture rates of the options within the valuation model. The expected term of options granted is derived using the “plain vanilla” method due to the lack of history and volume of option activity at the Company. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. The Company’s calculation of share price involves the use of different valuation techniques, including a combination of an income and market approach. The Company used the quoted market price as of the grant date as an input into the Black-Scholes model.

During the three months ended March 31, 2024, there were 2,600,000 options granted under the 2023 plan. During the three months ended March 31, 2024, there were no exercises or forfeitures.

Non-vested shares at March 31, 2024 and December 31, 2023 totaled 2,600,000 and nil, respectively, which consists of time based shares, for which the service conditions have not been satisfied at March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2024 and 2023, there was $208 thousand and nil stock-based compensation expense recognized, respectively. As of March 31, 2024 and March 31, 2023, there was $4.4 million and $1.6 million, respectively, of unrecognized compensation expense. The unrecognized expense as of March 31, 2023 related to previously non-vested performance shares.

NOTE 11 – OTHER EXPENSES, NET

The following table shows the components of other expenses, net for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Transaction fees	(889)	—
Other, net	(247)	(7)
Interest income	11	47
Other expense, net	$(1,125)	$40

NOTE 12 – RELATED PARTY TRANSACTIONS

Management fees

For the three months ended March 31, 2024 and 2023, management fees paid to Hicks Holdings Operating LLC, a shareholder of the Company, were approximately $0.2 million and $0.2 million, respectively. Management fees paid to a shareholder are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

Director fees

For the three months ended March 31, 2024 and 2023, director fees paid to Board of Directors were approximately $85 thousand and $45 thousand , respectively. Management fees paid to a shareholder are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

Leases

For the three months ended March 31, 2024 and 2023, the Company paid rent expense to Cree Investments, LLC, a shareholder of the

Company, of approximately $13 thousand and $13 thousand, respectively, relating to the lease of a building.Future minimum lease payments related to this lease are included in the future minimum lease schedule in Note 13 - Leases.

NOTE 13 – LEASES

The Company leases various facilities and vehicles under noncancelable operating lease agreements. The remaining lease terms for our leases range from 1 month to 14 years. These leases often include options to extend the term of the lease which may be for periods of up to 5 years. When it is reasonably certain that the option will be exercised, the impact of the renewal term is included in the lease term for purposes of determining total future lease payments and measuring the ROU asset and lease liability. We apply the short-term lease policy election, which allows us to exclude from recognition leases with an original term of 12 months or less. We have not entered into any finance leases as of March 31, 2024.

For the three months ended March 31, 2024, the components of the Company’s lease expense were as follows (in thousands):

	Three months ended March 31, 2024	Three months ended March 31, 2023
Operating Lease Cost	$1,482	$1,518
Short-term Lease Cost	35	30
Variable Lease Cost	88	84
Sublease Income	—	(46)
Total Lease Cost	$1,605	$1,586

Supplemental balance sheet information related to leases was as follows (in thousands):

Three months ended March 31, 2024

Weighted-average remaining lease term (in years)	6.45
Weighted average discount rate	5.86%

Three months ended
March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities	1,350

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2024 were as follows (in thousands):

2024	$3,759
2025	4,244
2026	3,719
2027	2,540
2028	1,978
Thereafter	5,677
Total lease payments	$21,917
Less: imputed interest	(3,550)
Present value of lease liabilities	$18,367

The Company leases downhole drilling tools to companies in the oil and natural gas industry. Such leases are accounted for in accordance with ASC 842. For the three months ended March 31, 2024 and 2023, tool rental revenue for leases of downhole drilling tools was approximately $30.0 million and $32.3 million, respectively. Our lease contract periods are short-term in nature and are typically daily, monthly, per well, or footage based. Due to the short-term nature of the contracts, no maturity table is presented.

NOTE 14 – EMPLOYEE BENEFITS

The Company has a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code. All employees are auto enrolled at a 3% contribution, unless they opt out, beginning on the first plan entry date following six months of service. Plan entry dates are the first day of January and July. In March of 2020, the Company suspended any employee contribution match effective immediately and through the end of 2021. The match was reinstated on January 1, 2022. For 2022, the Company matched employee contributions 150% of the first 3% of employee contributions, not to exceed $2 thousand per participant per calendar year. Employees vest in employer contributions over six years. The contribution is limited to the maximum contribution allowed under the Internal Revenue Service Regulations. The total expense for the three months ended March 31, 2024 and 2023 was approximately $0.3 million and $0.2 million, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company maintains operating leases for various facilities and vehicles. See Note 13 - Leases, for further information.

Litigation

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.Such proceedings can be costly, time consuming, and unpredictable, and, therefore, no assurance can be given that the final outcome of such proceedings will not materially impact our consolidated financial condition or results of operations. Estimated losses are accrued for these proceedings when the loss is probably and can be estimated. While we maintain insurance coverage that we believe is adequate to mitigate the risks of such proceedings, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters. The current liability for the estimated losses associated with these proceedings is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.

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

Management Fee

The Company is required to pay a monthly management fee to a shareholder. The fee is based upon a percentage of the Company’s trailing twelve months, earnings before interest, taxes and accumulated depreciation amount, as defined in the management agreement. See Note 12 – Related Party Transactions, for further information.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 (in thousands except share and per share data):

	Three months ended March 31,
	2024	2023
Numerator:
Net income	$3,126	$5,701
Less: Redeemable Convertible Preferred Stock dividends	—	(314)
Net income attributable to common shareholders — basic	$3,126	$5,387
Add: Redeemable Convertible Preferred Stock dividends	—	314
Net income attributable to common shareholders — diluted	$3,126	$5,701
Denominator
Weighted-average common shares used in computing earnings per share — basic	29,768,568	11,951,137
Weighted-average effect of potentially dilutive securities:
Effect of potentially dilutive time-based stock options	—	1,006,729
Effect of potentially dilutive performance-based stock options	—	—
Effect of potentially dilutive redeemable convertible preferred stock	—	6,719,641
Weighted-average common shares outstanding — diluted	29,768,568	19,677,507
Earnings per share — basic	$0.11	$0.45
Earnings per share — diluted	$0.11	$0.29

As of March 31, 2024, the Company’s potentially dilutive securities consisted of options to purchase common stock. As of March 31, 2023, the Company's potentially dilutive securities consisted of redeemable convertible preferred stock and options to purchase common stock. Based on the amounts outstanding as of the three months ended March 31, 2024 and 2023, the Company excluded the following potential common shares from the computation of diluted earnings per share because including them would have had an anti-dilutive effect. The options excluded from the diluted earnings per share calculations were as follows:

	Three months ended March 31,
	2024	2023
Time-based options outstanding	4,427,659	140,135
Total	4,427,659	140,135

Our performance-based stock options were excluded from the diluted earnings per share calculations for the three months ended March 31, 2024 because including them would have had an anti-dilutive effect. Our performance-based stock options were excluded from the diluted earnings per share calculations for the three months ended March 31, 2024 because including them would have had an anti-dilutive effect. Our performance-based stock options were also excluded from the diluted earnings per share calculations for the three months ended March 31, 2023 because all necessary performance conditions were not satisfied by March 31, 2023. The options excluded from the diluted earnings per share calculations were as follows:

	Three months ended March 31,
	2024	2023
Performance-based options outstanding	534,063	534,063
Total	534,063	534,063

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring through the date on which the unaudited condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

Capitalized terms used in this section, but not otherwise defined, have the meanings ascribed to them in the Report.

Overview

We are a global oilfield services company that designs, engineers, manufactures and provides a differentiated, rental-focused offering of tools for use in onshore and offshore horizontal and directional drilling operations, as well as other cutting-edge solutions across the well life cycle. We operate from 16 locations in North America and 7 international service and support centers across Europe and the Middle East.

Our business model primarily centers on revenue generated from tool rentals and product sales. We generated revenue from total tool rentals and product sales of $37.0 million and $40.8 million for the three months ended March 31, 2024 and 2023, respectively, and had net income of $3.1 million and $5.7 million for those same periods. As of March 31, 2024, we had cash and cash equivalents of $14.0 million, and an accumulated deficit of $3.2 million.

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

Our product sales revenues are primarily dependent on oil and gas companies paying for tools that are lost or damaged in their drilling programs as well as the customers need to replace aging or consumable products and our ability to provide competitive pricing.

These factors may be influenced by the oil and gas region in which our customers operate. While these factors may lead to differing revenues, we have generally been able to forecast our product needs and anticipated revenue levels based on historic trends in a region and with a specific customer.

Recent Developments and Trends

Industry Update

In the first quarter of 2024, the oil and gas market witnessed a dynamic interplay of geopolitical tensions, supply concerns, and global demand fluctuations. Crude oil prices remained volatile, with benchmarks such as Brent and WTI experiencing fluctuations driven by a multitude of factors. Geopolitical tensions in key oil-producing regions, such as the Middle East, continued to influence market sentiment, leading to sporadic spikes in prices. Additionally, concerns over supply disruptions, particularly amidst conflicts and geopolitical uncertainties, added to the market’s unease. As the global market for crude oil has continued its recovery, technical recessions, specifically in China, have slowed progress and created fluctuations in global demand. As of March 31, 2024, the WTI oil price was approximately $84 per barrel.

Despite the high volatility in spot oil prices described above, our customers tend to be more focused on medium-term and long term commodity prices when making investment decisions due to the longer lead times for offshore projects. These forward prices experienced far less volatility in 2023, which is expected to continue throughout 2024, and have maintained levels which are highly constructive for offshore project demand.

Prices for natural gas have decreased somewhat throughout the first quarter of 2024 relative to the fourth quarter of 2023 in the United States due to several factors, including a mild winter in key consuming regions and increased production and availability, both of which led to an oversupply in the market. Additionally, constrained storage capacity and delivery delays resulted in uncertainty around liquified natural gas exports in the United States.

Henry Hub natural gas spot prices have decreased from an average of $2.31 per one million British Thermal Units (“MMBtu”) in March 2023 to $1.49 per MMBtu in March 2024.

The ongoing conflict in Ukraine and the evolving Israel-Hamas conflict have caused uncertainty in the oil and natural gas markets, and the financial markets, both globally and in the United States. Such uncertainty already has and could continue to cause stock price volatility and supply chain disruptions as well as higher oil and natural gas prices. These could result in higher inflation worldwide, impact consumer spending and negatively impact demand for our goods and services. Moreover, uncertainty over interest rate actions taken by the U.S. Federal Reserve to combat inflation could further increase the probability of a recession.

Notwithstanding the significant commodity price volatility over the past several years, we have seen decreases in United States onshore drilling activity. During the three months ended March 31, 2024, the weekly average U.S. onshore rig count as reported by Baker Hughes was 602 compared to 742 for the three months ended March 31, 2023. Current rig activity remains significantly improved from 2020 levels when the weekly average rig count for the year ended December 31, 2020 was 418.

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

Free Cash Flow

Beginning in the first quarter of fiscal year 2024, we revised our presentation of non-GAAP measures to exclude the presentation of free cash flow in alignment with industry practices and to enhance comparability with our peers. The Company has determined that GAAP disclosures regarding the Company’s liquidity and capital resources, in the form provided in the Company’s recent periodic reports and without further enhancement through the inclusion of non-GAAP free cash flow information, provide investors with sufficient information on the Company’s cash available for investments, acquisitions, and working capital requirements.

Please refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial performance measure calculated and presented in accordance with GAAP.

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

Revenue, net

We currently generate our revenue, net from tool rental services and product sales. Tool rental services consist of rental services, inspection services, and repair services are accounted for under Topic 842. We recognize revenues from renting tools on a straight-line basis. Our rental contract periods are daily, monthly, per well, or based on footage. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay, which is based on the rental contract period applicable to the actual number of days the drilling tool was out on rent, over the cumulative amount of revenue recognized to date.

The rental tool recovery component of product sales revenue is recognized when a tool is deemed to be lost-in-hole, damaged-beyond-repair, or lost-in-transit while in the care, custody, or control of the customer. Other made to order product sales revenue is recognized when the product is made available to the customer for pickup at our shipping dock.

We expect our tool rental services revenue to increase over time as a function of an increase in drilling activity, customer pricing, and market share.

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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue, net:
Tool rental	$29,966	$32,276
Product sale	7,008	8,523
Total revenue, net	36,974	40,799
Cost and expenses:
Cost of tool rental revenue	7,001	8,137
Cost of product sale revenue	1,536	1,303
Selling, general, and administrative expense	17,942	18,423
Depreciation and amortization expense	5,365	5,015
Total costs and expenses	31,844	32,878
Operating Income	5,130	7,921
Other expense, net:
Interest expense, net	(182)	(573)
Gain (loss) on sale of property	—	69
Loss on asset disposal	(9)	—
Unrealized gain (loss) on equity securities	249	(33)
Other income (expense), net	(1,125)	40
Total other expense, net	(1,067)	(497)
Income before income taxes	4,063	7,424
Income tax expense	(937)	(1,723)
Net income	$3,126	$5,701

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue, net

Our revenue, net consists of tool rental and product sale revenues.

	Quarter Ended March 31,		Change
(In thousands)	2024	2023	Amount	%
Tool rental	$29,966	$32,276	$(2,310)	(7)%
Product sale	$7,008	$8,523	$(1,515)	(18)%

Tool rental revenue decreased $2.3 million, or 7%, to $30.0 million for the three months ended March 31, 2024 as compared to $32.3 million for the three months ended March 31, 2023. The decrease was primarily driven by decreased market activity across all divisions, especially in relation to our Directional Tool Rentals (“DTR”) division, the revenue of which increased $0.3 million and the Premium Tools Division ("PTD"), the revenue of which decreased $2.2 million. These decreases were offset by an increase in our Wellbore Optimization Tools ("WOT") division, the revenue of which increased $0.1 million.

Product sale revenue decreased $1.5 million, or 18%, to $7.0 million for the three months ended March 31, 2024 as compared to $8.5 million for the three months ended March 31, 2023. The decrease was primarily driven by lower than average rental tool recovery events and decreased accessory sale activity in the three months ended March 31, 2024. These decreases were offset by the additional product sale revenue generated from the acquisition of Deep Casing Tools.

Costs and Expenses

Cost of revenue

Our cost of revenue consists of cost of tool rental revenue and cost of product sale revenue.

	Quarter Ended March 31,		Change
(In thousands)	2024	2023	Amount	%
Cost of tool rental revenue	$7,001	$8,137	$(1,136)	(14)%
Cost of product sale revenue	$1,536	$1,303	$233	18%

Cost of tool rental revenue decreased $1.1 million, or 14%, to $7.0 million for the three months ended March 31, 2024 as compared to $8.1 million for the for the three months ended March 31, 2023. Across all divisions, the decrease in cost of tool rental revenue was primarily driven by a decrease in repair and supplies cost due to decreased rental activity.

Cost of product sale revenue increased $0.2 million, or 18%, to $1.5 million for the three months ended March 31, 2024 as compared to $1.3 million for the for the three months ended March 31, 2023. The increase was driven by additional cost of product sales as a result of the acquisition of Deep Casing Tools.

Selling, General, and Administrative Expense

	Quarter Ended March 31,		Change
(In thousands)	2024	2023	Amount	%
Selling, general, and administrative expense	$17,942	$18,423	$(481)	(3)%

Selling, general, and administrative expense decreased $0.5 million, or 3%, to $17.9 million for the three months ended March 31, 2024 as compared to $18.4 million for the three months ended March 31, 2023. This decrease was primarily driven by a decrease in bonus expenses. No other driver of this increase was individually significant.

Depreciation and Amortization expense

	Quarter Ended March 31,		Change
(In thousands)	2024	2023	Amount	%
Depreciation and amortization expense	$5,365	$5,015	$350	7%

Depreciation and amortization expenses increased $0.4 million, or 7%, to $5.4 million for the three months ended March 31, 2024 as compared to $5.0 million for the three months ended March 31, 2023. The increase was primarily driven by additions to the property, plant and equipment balance as of March 31, 2024.

Other expense, net

Interest Expense, net

	Quarter Ended March 31,		Change
(In thousands)	2024	2023	Amount	%
Interest expense, net	$(182)	$(573)	$(391)	(68)%

Interest expense decreased $0.4 million, or 68%, to $0.2 million for the three months ended March 31, 2024 as compared to $0.6 million for the three months ended March 31, 2023. The increase was primarily driven by 3 months of interest expense on the revolving line of credit balance for the three months ended March 31, 2023 as compared to 15 days of interest expense on the term loan for the three months ended March 31, 2024.

Unrealized Loss on Equity Securities

	Quarter Ended March 31,		Change
(In thousands)	2024	2023	Amount	%
Unrealized gain (loss) on equity securities	$249	$(33)	$282	(854)%

Unrealized gain on equity securities increased by $0.3 million, or 854%, to $0.2 million for the three months ended March 31, 2024 as compared to a unrealized loss of $0.0 million for the three months ended March 31, 2023. The increase in the gain was primarily due to favorable market valuations in the first quarter of 2024 as compared to the first quarter of 2023.

Other Expense, net

	Quarter Ended March 31,		Change
(In thousands)	2024	2023	Amount	%
Other expense, net	$(1,125)	$40	$(1,165)	(2913)%

Other expense for the three months ended March 31, 2024 was $1.1 million, an increase of $1.2 million, or (2913)%, compared to the three months ended March 31, 2023. The increase was primarily due to transaction costs incurred in connection with the business combination with no comparable activity in the first quarter of 2023.

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

This non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures compared to the closest comparable GAAP measure. Some of these limitations are that:

•
Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of fixed assets and amortization of acquired intangible assets and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;
•
Adjusted EBITDA excludes income tax benefit (expense).

The following tables present a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended March 31, 2024 and 2023 (non-recurring transaction expenses recorded to other (income) expense are presented separately within Adjusted EBITDA):

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income (loss)	$3,126	$5,701
Add (deduct):
Income tax expense	937	1,723
Depreciation and amortization	5,365	5,015
Interest expense, net	182	573
Stock option expense	208	—
Management fees	188	216
Loss (gain) on sale of property	—	(69)
Loss on asset disposal	9
Unrealized (gain) loss on equity securities	(249)	33
Transaction expense	889	1,694
Other expense, net	236	(40)
Adjusted EBITDA	$10,891	$14,846

Liquidity and Capital Resources

At March 31, 2024, we had $14.0 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities, the term loan, and, if necessary, borrowings under the Credit Facility Agreement.

We may use additional cash generated to execute strategic acquisitions or for general corporate purposes. We believe that our existing cash on hand, cash generated from operations and available borrowings under the Credit Facility Agreement will be sufficient for at least the next 12 months to meet working capital requirements and anticipated capital expenditures.

Credit Facility Agreement

Reference is made to the disclosure set forth under the heading “Revolving Credit Facility” in Note 8, Revolving Credit Facility, of the notes to the unaudited condensed consolidated financial statements included elsewhere in this Report (the ”Interim Financial Statements").

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

Contractual Obligations and Commitments

Our material contractual obligations arise from leases of facilities and vehicles under noncancelable operating leases agreements. See Note 15, Commitments and contingencies, of the notes to the Interim Financial Statements.

Tax Obligations

We currently have available federal net operating loss carryforwards to offset our federal taxable income, and we expect that these carryforwards will substantially reduce our cash tax payments over the next several years. If we forfeit these carryforwards for any reason or deplete them faster than anticipated, our cash tax obligations could increase substantially. For additional information, see Note 9, Income Taxes, of the notes to the Interim Financial Statements.

Cash Flows

The following table sets forth our cash flows for the period indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$3,312	$7,089
Investing activities	(19,585)	(1,168)
Financing activities	24,611	(7,453)
Effect of changes in foreign exchange rate	(291)	0
Net increase (decrease) in cash and cash equivalents	$8,047	$(1,532)

Cash Flows (Used In) Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2024 was $3.3 million resulting from our net income of $3.1 million, adjusted for non-cash charges of $6.5 million in depreciation and amortization, including amortization of right of use assets and deferred financing costs, and $0.2 million of stock-based compensation expense. This was partially offset by a $2.8 million gain on rental tool recovery sales, $0.2 million unrealized gains on equity securities, and $3.7 million in net changes from operating assets and liabilities. The $3.7 million in cash used in operating assets and liabilities is primarily due to a $1.8 million cash outflow in accounts receivable, a $1.1 million cash outflow from operating lease liabilities as we increase right-of-use assets on hand and a $5.3 million cash outflow from accounts payable and accrued expenses as a result of the timing of disbursements. This was partially offset by a $2.8 million cash inflow in inventory as a majority of purchases remained unpaid at period end and a $1.7 million cash inflow related to decreases in the prepaid expenses balance. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report entitled “Risk Factors.”

Net cash provided by operating activities for the three months ended March 31, 2023 was $7.1 million resulting from our net income of $5.7 million, adjusted for non-cash charges of $6.1 million in depreciation and amortization, including amortization of right of use assets, deferred financing costs, and debt discounts, $0.3 million of bad debt expense and $1.1 million in deferred tax expense. This was partially offset by a $4.5 million gain on rental tool recovery sales and $1.9 million in net changes from operating assets and liabilities. The $1.9 million in cash used from operating assets and liabilities is primarily due to an $1.6 million cash outflow in accounts receivable, a $1.1 million in cash out flow related to operating lease liabilities, and a $3.1 million cash outflow related to accrued expenses. This was partially offset by a $0.7 million cash inflow due to decreased prepaid expenses, and a $3.2 million cash inflow from accounts payable due to the timing of disbursements.

Cash Flows (Used In) Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $19.6 million. Purchases of property, plant, and equipment of $6.2 million and the acquisition of CTG for $18.2 million were partially offset by proceeds from rental tool recovery sales of $4.9 million.

Net cash used in investing activities for the three months ended March 31, 2023 was $1.2 million. Purchases of property, plant, and equipment of $7.0 million were partially offset by proceeds from rental tool recovery sales of $5.8 million and proceeds from the sale of property of $0.1 million.

Cash Flows (Used In) Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $24.6 million resulting from proceeds from the term loan of $25 million offset by $0.4 million in payments of deferred financing costs.

Net cash used in financing activities for the three months ended March 31, 2023 was $7.5 million resulting from a net decrease in amounts outstanding under the Credit Facility Agreement of $7.5 million.

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

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In addition to the critical accounting policies and estimates disclosed in our Annual Report, accounting for Business Combinations was identified as a new critical accounting policy and estimate in the three months ended March 31, 2023.

Business Combinations

We account for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. On the acquisition date for a business combination, we allocate the total purchase consideration for the acquisition to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Additionally, we identify and attribute fair values and estimated lives to acquired intangible assets. We identify an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separately sold, transferred, licensed, rented, or exchanged. We recognize goodwill, if any, in the amount by which the aggregate fair value of the total purchase consideration exceeds the aggregate fair value of the net assets (including intangible assets) acquired.

In determining the fair values of assets acquired (including intangible assets) and liabilities assumed, we utilize a variety of methods. Each asset acquired and liability assumed is measured at fair value from the perspective of a market participant. The methods used to estimate the fair values of intangible assets incorporate significant estimates and assumptions regarding the estimates a market participant would make in order to evaluate an asset, including, but not limited to, a market participant’s use of the asset as well as forecasts for cash flows, revenue growth, asset lives, customer attrition rates, royalty rates, income tax rates, and discount rates.

We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that a market participant would use. While we use our best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. The use of different assumptions related to these uncertain factors at acquisition could result in material changes to the amounts initially recorded at acquisition, which could have a material impact on our condensed consolidated financial statements. When appropriate, we engage third-party valuation specialists to assist in determining the fair values of assets acquired and liabilities assumed.

If the initial accounting for a business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported to present information about facts and circumstances that existed as of the acquisition date. We must complete the accounting for each business combination during its measurement period, which cannot exceed one year from the acquisition date. Adjustments made during the measurement period could have a material impact on our condensed consolidated financial statements.

Costs that are directly attributable to business combinations are expensed as incurred within other expenses, net, on the condensed consolidated statements of income and comprehensive income. The results of operations of acquisitions are included in the consolidated financial statements from the date of acquisition.

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

Concentration risk

During the three months ended March 31, 2024 and 2023, 30.0% and 31.0%, respectively of our total revenue was earned from two customers. Amounts due from these customers included in accounts receivable at March 31, 2024 and December 31, 2023 were approximately $6.6 million and $9.3 million, respectively.

Foreign currency risk

Our customers are primarily located in the United States, Canada and throughout Europe and the Middle East. Therefore, foreign exchange risk exposures arise from transactions denominated in currencies other than the United States dollar, which is our functional and reporting currency. To date, a majority of our sales have been denominated in United States, British pound sterling ("GBP") and Canadian dollars. As we expand our presence in international markets, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements to minimize the impact of these fluctuations in the exchange rates. We will periodically reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Cybersecurity Risk

We continue to monitor technology hardware and software solutions, regular testing of the resiliency of our systems including penetration and disaster recovery testing as well as regular training sessions on cybersecurity risks and mitigation strategies. We have established an incident response plan and team to take steps it determines are appropriate to contain, mitigate and remediate a cybersecurity incident and to respond to the associated business, legal and reputational risks. There is no assurance that these efforts will fully mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of March 31, 2024, the end of the period covered by this Report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2024, or as of the date of the filing of this Report.

Our disclosure controls and procedures were not effective as of March 31, 2024 because all findings in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2023 have not been fully remediated despite ongoing projects and improvements made in the current quarter. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2024, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below.

Prior to the Business Combination, we had been a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2023, we identified the following deficiencies in the design or operation of our internal controls to be a material weakness:

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, Note 15 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.

Our Annual Report filed with the SEC on March 28, 2024, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Report or presented elsewhere by management from time to time. There have been no material changes in the risk factors that appear in the Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

2.3

Merger Agreement, dated March 6, 2024, by and between DTI, Superior Drilling Products, Inc., DTI Merger Sub I, Inc., and DTI Merger Sub II, LLC (incorporated by reference to Exhibit 2.1 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on March 7, 2024).

2.4†

Share Purchase Agreement, dated March 15, 2024 (incorporated by reference to Exhibit 2.1 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on March 18, 2024).

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

10.10

Voting and Support Agreement, dated March 6, 2024, by and among DTI and the Supporting Shareholders signatory thereto (incorporated by reference to Exhibit 10.1 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on March 7, 2024).

10.11#

Prejean Amended and Restated Employment Agreement, dated March 11, 2024 (incorporated by reference to Exhibit 10.1 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on March 11, 2024).

10.12#

Johnson Amended and Restated Employment Agreement, dated March 11, 2024 (incorporated by reference to Exhibit 10.2 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on March 11, 2024).

10.13#

Domino Amended and Restated Employment Agreement, dated March 11, 2024 (incorporated by reference to Exhibit 10.3 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on March 11, 2024).

10.14

Credit Facility, dated March 15, 2024 (incorporated by reference to Exhibit 10.1 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on March 18, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Drilling Tools International Corporation

Date: May 15, 2024	By:	/s/ David R. Johnson
David R. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)