Form 10-Q
period 2024-06-30
Drilling Tools International Corp
filed 2024-08-09
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of August 9, 2024, the registrant had 34,704,696 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report on Form 10-Q (this “Report”) may constitute "forward-looking statements" for purposes of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward‑looking. Forward-looking statements in this Report may include, for example, statements about:

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
•
the impact of restrictive covenants in the Amended and Restated Revolving Credit, Security and Guaranty Agreement among Drilling Tools International, Inc., certain of its subsidiaries, Drilling Tools International Corporation and PNC Bank, National Association, dated as of March 15, 2024 (the “Credit Facility Agreement”);
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share data)	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$6,784	$6,003
Accounts receivable, net	35,122	29,929
Inventories, net	14,609	5,034
Prepaid expenses and other current assets	2,702	4,553
Investments - equity securities, at fair value	1,617	888
Total current assets	60,834	46,408
Property, plant and equipment, net	71,223	65,800
Operating lease right-of-use assets	21,827	18,786
Intangible assets, net	7,962	216
Goodwill	3,076	—
Deferred financing costs, net	991	409
Deposits and other long-term assets	961	879
Total assets	$166,874	$132,498
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,014	$7,751
Accrued expenses and other current liabilities	7,719	10,579
Current portion of operating lease liabilities	4,133	3,958
Current maturities of long-term debt	5,000	—
Total current liabilities	30,866	22,288
Operating lease liabilities, less current portion	17,814	14,893
Long-term debt	19,167	—
Deferred tax liabilities, net	6,227	6,627
Total liabilities	74,074	43,808
Commitments and contingencies (See Note 14)
Shareholders' equity
Common stock, $0.0001 par value, shares authorized 500,000,000 as of June 30, 2024 and December 31, 2023, 29,859,564 shares issued and outstanding as of June 30, 2024 and 29,768,568 shares issued and outstanding as of December 31, 2023	3	3
Additional paid-in-capital	96,536	95,218
Accumulated deficit	(3,105)	(6,306)
Accumulated other comprehensive loss	(634)	(225)
Total shareholders' equity	92,800	88,690
Total liabilities and shareholders' equity	$166,874	$132,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenue, net:
Tool rental	$28,328	$29,002	$58,294	$61,278
Product sale	9,205	8,906	16,213	17,429
Total revenue, net	37,533	37,908	74,507	78,707
Operating costs and expenses:
Cost of tool rental revenue	7,454	7,692	14,455	15,829
Cost of product sale revenue	2,544	1,157	4,080	2,460
Selling, general, and administrative expense	19,619	17,718	37,560	34,447
Depreciation and amortization expense	5,681	4,717	11,047	9,732
Total operating costs and expenses	35,298	31,284	67,142	62,468
Income from operations	2,235	6,624	7,365	16,239
Other expense, net:
Interest expense, net	(811)	(348)	(992)	(922)
Gain (loss) on sale of property	51	(1)	42	68
Unrealized gain on investments in equity securities	480	420	729	387
Other (expense)	(1,672)	(4,382)	(2,798)	(6,035)
Total other expense, net	(1,952)	(4,311)	(3,019)	(6,502)
Income before income tax expense	283	2,313	4,346	9,737
Income tax (expense)/benefit	82	(1,376)	(854)	(3,099)
Net income	$365	$937	$3,492	$6,638
Accumulated dividends on redeemable convertible preferred stock	—	—	—	314
Net income available to common shareholders	$365	$937	$3,492	$6,324
Basic earnings per share	$0.01	$0.07	$0.12	$0.49
Diluted earnings per share	$0.01	$0.05	$0.12	$0.33
Basic weighted-average common shares outstanding*	29,816,202	13,910,670	29,792,385	12,936,310
Diluted weighted-average common shares outstanding*	30,873,436	20,746,976	30,321,002	20,217,648
Other comprehensive income (loss):
Net income	$365	$937	$3,492	$6,638
Foreign currency translation adjustment, net of tax	102	(207)	(408)	(207)
Comprehensive income	$467	$730	$3,084	$6,431

* Shares of legacy redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, December 31, 2022	20,370,377	$17,878	53,175,028	$532	(811,156)	$(933)	$52,790	$(21,054)	$(111)	$31,224
Retroactive application of Merger	(13,650,736)	—	(41,223,891)	(531)	811,156	933	(402)	-	—	—
Adjusted Balances, beginning of period*	6,719,641	17,878	11,951,137	1	—	—	52,388	(21,054)	(111)	31,224
Accretion of redeemable convertible preferred stock to redemption value	—	314	—	—	—	—	(314)	—	—	(314)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	-
Net income	—	—	—	—	—	—	—	5,701	—	5,701
BALANCE, March 31, 2023	6,719,641	$18,192	11,951,137	$1	—	$—	$52,074	$(15,353)	$(111)	$36,611
Net exercise of DTIH stockholders stock options			36,163	—	—	—	-	—	—	—
Exchange of DTIH redeemable convertible preferred stock for DTIC Common Stock	(6,719,641)	(18,192)	6,719,641	1	—	—	7,192	—	—	7,193
Issuance of DTIC Common Stock to former holders of DTIH redeemable convertible preferred stock in connection with Exchange Agreements	—	—	2,042,181	—	—	—	10,805	—	—	10,805
Merger, net of redemptions and transaction costs	—	—	5,711,721	1	—	—	(8,839)	—	—	(8,838)
Issuance of DTIC Common Stock in connection with the consummation of the PIPE Financing	—	—	2,970,296	—	—	—	30,000	—	—	30,000
Stock-based compensation	—	—	337,429	—	—	—	3,986	—	—	3,986
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	-	—	(207)	(207)
Net income	—	—	—	—	—	—	-	937	-	937
BALANCE, June 30, 2023	—	$—	29,768,568	$3	—	$—	$95,218	$(14,416)	$(318)	$80,487

* Shares of legacy redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock
(In thousands, except share and per share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, December 31, 2023	29,768,568	$3	$95,218	$(6,306)	$(225)	$88,690
Stock-based compensation	—	—	208	—	—	208
Foreign currency translation adjustment, net of tax	—	—	—	—	(511)	(511)
Net income	—	—	—	3,126	—	3,126
BALANCE, March 31, 2024	29,768,568	3	95,426	(3,180)	(736)	91,513
Stock-based compensation	—	—	413	—		413
Exercise of stock options	16,556	—	255	(290)		(35)
Shares issued due to vesting of restricted stock units	74,440	—	442	—	—	442
Foreign currency translation adjustment, net of tax	—	—	—	—	102	102
Net income	—	—	—	365		365
BALANCE, June 30, 2024	29,859,564	$3	$96,536	$(3,105)	$(634)	$92,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$3,492	$6,638
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,047	9,732
Amortization of deferred financing costs	139	37
Non-cash lease expense	2,315	2,275
Provision for excess and obsolete inventory	—	19
Provision for excess and obsolete property and equipment	179	238
Provision for credit losses	(16)	418
Deferred tax expense	(400)	2,008
Gain on sale of property	(51)	(68)
Loss on asset disposal	9	—
Unrealized loss on interest rate swap	—	91
Unrealized gain on equity securities	(729)	(387)
Gross profit from sale of lost-in-hole equipment	(4,987)	(9,146)
Stock-based compensation expense	1,064	3,986
Changes in operating assets and liabilities:
Accounts receivable, net	(1,449)	(1,777)
Prepaid expenses and other current assets	1,958	(1,531)
Inventories, net	(49)	1,409
Operating lease liabilities	(2,226)	(2,179)
Accounts payable	(2,158)	1,982
Accrued expenses and other current liabilities	(3,745)	316
Net cash flows from operating activities	4,391	14,061
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(18,261)	—
Proceeds from sale of property and equipment	59	126
Purchase of property, plant, and equipment	(16,312)	(24,617)
Proceeds from sale of lost-in-hole equipment	7,786	11,103
Net cash from investing activities	(26,728)	(13,388)
Cash flows from financing activities:
Proceeds from Merger and PIPE Financing, net of transaction costs	—	23,162
Payment of deferred financing costs	(672)	(281)
Proceeds from revolving line of credit	1,469	71,646
Payments on revolving line of credit	(1,469)	(89,995)
Proceeds from Term Loan	25,000	—
Repayment of Term Loan	(833)	—
Payments to holders of DTIH redeemable convertible preferred stock in connection with retiring their DTI stock upon the Merger	—	(194)
Net cash from financing activities	23,495	4,338
Effect of changes in foreign exchange rates	(377)	(207)
Net change in cash	781	4,804
Cash at beginning of period	6,003	2,352
Cash at end of period	$6,784	$7,156
Supplemental cash flow information:
Cash paid for interest	$660	$851
Cash paid for income taxes	$256	$2,139
Non-cash investing and financing activities:
Fair value of CTG liabilities assumed in CTG Acquisition	$3,162	$—
ROU assets obtained in exchange for operating lease liabilities	$5,054	$2,635
Net exercise of stock options	$255	$—
Shares withheld from exercise of stock options for payment of taxes	$35	$—
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	$5,082	$4,076
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,402	$7,640
Deferred financing fees included in accounts payable	$49	$2
Non-cash directors and officers insurance	$—	$1,472
Non-cash Merger financing	$—	$2,000
Exchange of DTIH redeemable convertible preferred stock for DTIC Common Stock in connection with the Merger	$—	$7,193
Issuance of DTIC Common Stock to former holders of DTIH redeemable convertible preferred stock in connection with Exchange Agreements	$—	$10,805
Accretion of redeemable convertible preferred stock to redemption value	$—	$314

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

On March 15, 2024 (the “CTG Acquisition Date”), we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Casing Technologies Group Limited (“CTG”), certain shareholders of CTG, and a representative of CTG. Pursuant to the terms of the Share Purchase Agreement, the Company acquired one hundred percent (100%) of the shares of CTG (the “CTG Acquisition”), which wholly owns Deep Casing Tools Limited (“Deep Casing”), an energy technology development company, for approximately £16.2 million, or $20.9 million, based on the British pound sterling to United States dollar exchange rate on the CTG Acquisition Date. For further details regarding the acquisition, refer to Note 2 – “Business Combinations.”

The Company’s United States (“U.S.”) operations have locations in Texas, California, Louisiana, Oklahoma, Pennsylvania, North Dakota, New Mexico, Utah, and Wyoming. The Company’s international operations are located in Canada, United Kingdom, Germany, United Arab Emirates, Saudi Arabia, Kuwait, Oman, Malaysia, and Australia. Operations outside the U.S. are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws and possible limitations on foreign investment. The Company does not engage in hedging activities to mitigate its exposure to fluctuations in foreign currency exchange rates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the U.S (“U.S. GAAP”) as set forth by the Financial Accounting Standards Board ("FASB") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). References to US GAAP issued by the FASB in these notes to the accompanying unaudited condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASUs”).

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with U.S. GAAP and, in the opinion of the Company, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2024, and its results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The condensed consolidated balance sheet at December 31, 2023, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation. Further, the basis of consolidation incorporates the financial statements of our foreign entity, Casing Technologies Group Limited, which operates under UK Generally Accepted Accounting Principles ("UK GAAP"). Those financial statements are translated into U.S. GAAP for consolidation purposes. The translation process adheres to established accounting standards and guidelines to ensure consistency and comparability across our consolidated financial statements. This approach enables us to accurately reflect the financial position, results of operations, and cash flows of our consolidated operations.

Foreign Currency Translation and Transactions

The Company has determined that the functional and reporting currency for its operations across the globe is the functional currency of the Company’s international subsidiaries. Accordingly, all foreign balance sheet accounts have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the unaudited condensed consolidated statements of income and comprehensive income have been translated at the average rates during the reporting period. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the unaudited condensed consolidated statements of income and comprehensive income. For the three and six months ended June 30, 2024, the aggregate foreign currency translation included in the unaudited condensed consolidated statements of income and comprehensive income totaled approximately $24 thousand in losses and $4.7 thousand in gains, respectively. For the three and six months ended June 30, 2023, the aggregate foreign currency translation included in the unaudited condensed consolidated statements of income and comprehensive income totaled $0.2 million and $0.2 million in losses, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Topic 842 (which addresses lease accounting) and Topic 606 (which addresses revenue from contracts with customers). The Company derives its revenue from two revenue types, tool rental services and product sales.

Tool Rental Services

Tool rental services consist of rental services, inspection services, and repair services. Revenue from tool rental services are accounted for in accordance with Topic 842.

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

Revenue per geographic location

Revenue generated was concentrated within the United States. For the three and six months ended June 30, 2024, the revenue generated within the United States was $30.5 million and $62.8 million respectively, or 81% and 84% of total revenues. For the three and six months ended June 30, 2024, the revenue generated by our international operations was $7.0 million and $11.7 million, respectively, or 19% and 16% of total revenues. For the three and six months ended June 30, 2023, the revenue generated within the United States was $35.1 million and $71.6 million , respectively, or 92% and 91% of total revenues. For the three and six months ended June 30, 2023, the revenue generated by our international operations was $2.9 million and $7.1 million, respectively, or 8% and 9% of total revenues.

Contract Assets and Contract Liabilities

Contract assets represent the Company’s rights to consideration for work completed but not billed. As of June 30, 2024 and December 31, 2023, the Company had contract assets of $3.8 million and $4.2 million, respectively. Contract assets were recorded in accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of June 30, 2024 and December 31, 2023, the Company did not have any material contract liabilities. All deferred revenues are expected to be recognized during the following 12 months, and they were recorded in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Accounts Receivable, net

The Company’s accounts receivable consists principally of uncollateralized amounts billed to customers. These receivables are generally due within 30 to 60 days of the period in which the corresponding sales or rentals occur and do not bear interest. They are recorded at net realizable value less an allowance for credit losses and are classified as accounts receivable, net on the unaudited condensed consolidated balance sheets.

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

As of June 30, 2024 and December 31, 2023, the allowance for credit losses totaled $1.3 million and $1.5 million, respectively.

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

For the three and six months ended June 30, 2024 and 2023, management determined that there were no triggering events necessitating impairment testing of property, plant, and equipment or intangible assets.

Investments - Equity Securities

Equity securities are stated at fair value. Unrealized gains and losses are reflected in the unaudited condensed consolidated statements of income and comprehensive income. The Company periodically reviews the securities for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of the June 30, 2024 and December 31, 2023, the Company believes the cost of the securities was recoverable in all material respects.

Redeemable Convertible Preferred Stock

Prior to the closing of the Merger, there were outstanding shares of DTIH Series A redeemable convertible preferred stock ("Redeemable Convertible Preferred Stock"), which was classified outside of permanent equity in mezzanine equity on the unaudited condensed consolidated balance sheets as it was redeemable on a fixed date.

Upon the closing of the Merger, all of the Redeemable Convertible Preferred Stock was canceled in exchange for DTIC common stock and the right to receive cash. Accordingly, there was no Redeemable Convertible Preferred Stock outstanding as of June 30, 2024 and December 31, 2023.

Preferred Stock

As of the closing of the Merger, the Board of Directors (the "Board") has expressly granted authority to issue shares of preferred stock, in one or more series, and to fix for each such series such voting powers, full or limited, and such designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions adopted by the Board providing for the issue of such series and as may be permitted by the Delaware General Corporation Law. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all of the then outstanding shares of the capital stock of the corporation entitled to vote generally in the election of directors, voting together as a single class, without a separate vote of the holders of the preferred stock, or any series thereof, unless a vote of any such holders is required pursuant to any preferred stock designation.

The Board has not issued any shares of any classes or series of preferred stock as of June 30, 2024, and through the date these financial statements were available to be issued.

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

For restricted stock units, the grant date fair value is determined based on quoted market price for the Company's common stock as of the grant date and the grant date fair value of the awards are recognized as compensation cost as awards vest over the requisite service period.

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

The Company follows guidance issued by the FASB in accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the unaudited condensed consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits and upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the unaudited condensed consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. The Company has no uncertain tax positions at June 30, 2024 and December 31, 2023. The Company believes there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the unaudited condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2024 and 2023.

Derivative Financial Instruments

From time to time, the Company may enter into derivative instruments to manage exposure to interest rate fluctuations. During 2016, the Company entered into an interest swap agreement with respect to amounts outstanding under its revolving line of credit.

The Company’s interest rate swap is a pay-fixed, receive-variable interest rate swap based on SOFR swap rate. The SOFR swap rate is observable at commonly quoted intervals for the full term of the swap and therefore is considered a Level 2 item. For interest rate swaps in an asset position, the credit standing of the counterparty is analyzed and factored into the fair value measurement of the asset. The impact of the Company’s creditworthiness has also been factored into the fair value measurement of the interest rate swap in a liability position. For the three and six months ended June 30, 2023, the application of valuation techniques applied to similar assets and liabilities has been consistent.

This arrangement was designed to manage exposure to interest rate fluctuations by effectively exchanging existing obligations to pay interest based on floating rates for obligations to pay interest based on a fixed rate. These derivatives are marked-to-market at the end of each quarter and the realized/unrealized gain or loss is recorded as interest expense.

For the three and six months ended June 30, 2023, the Company recognized an unrealized gain due to the change in fair value of its interest rate swap of approximately $13 thousand and a loss of $0.1 million, respectively. The interest swap agreement was settled on July 10, 2023. No new interest swaps were entered into subsequently or during the six months ended June 30, 2024.

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

Asset and liabilities measured at fair value are summarized as follows (in thousands):

	Assets at Fair Value as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Investments, equity securities	$1,617	$—	$—	$1,617
Total assets at fair value	$1,617	$—	$—	$1,617

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Investments, equity securities	$888	$—	$—	$888
Total assets at fair value	$888	$—	$—	$888

As of June 30, 2024 and December 31, 2023, the Company did not have any Level 2 or 3 assets or liabilities.

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

During the three months ended June 30, 2024 and 2023, the Company generated approximately 25% and 29%, respectively, of its revenue from 2 customers. During the six months ended June 30, 2024 and 2023, the Company generated approximately 27% and 30%, respectively, of its revenue from 2 customers. Amounts due from these customers included in accounts receivable at June 30, 2024 and December 31, 2023 were approximately $5.7 million and $9.3 million, respectively.

During the three and six months ended June 30, 2024, the Company did not have any vendors that represented over 10% of total vendor purchases. During the three months ended June 30, 2023, the Company had 2 vendors that represented approximately 25% of its vendor purchases. During the six months ended June 30, 2023, the Company had 1 vendor that represented approximately 10% of its vendor purchases. Amounts due from these vendors included in accounts payable at December 31, 2023 was approximately $4.5 thousand

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains accounts in federally insured financial institutions in excess of federally insured limits. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held and of the money market funds in which these investments are made.

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

NOTE 2 – BUSINESS COMBINATION

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

The preliminary allocation of the purchase is as follows:

Assets	Preliminary March 15, 2024	Measurement Period Adjustments	As adjusted March 15, 2024
Cash	$2,674	—	$2,674
Accounts receivable, net	3,781	—	3,781
Inventories, net	4,282	—	4,282
Prepaid expenses and other current assets	189	—	189
Property, plant and equipment , net	1,647	—	1,647
Operating lease ROU asset	315	—	315
Intangible assets, net	8,065	—	8,065
Goodwill	2,618	526	3,144
Total assets acquired	$23,571	$526	$24,097

Liabilities
Accounts payable	2,656	—	2,656
Accrued expenses and other current liabilities	(295)	526	231
Current portion of operating lease liabilities	95	—	95
Operating lease liabilities, less current portion	180	—	180
Total liabilities assumed	$2,636	$526	$3,162
Total consideration transferred	$20,935	$—	$20,935

The excess of the purchase price over the fair values of the net identifiable tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits as a result of the acquisition that will enhance the services available to both new and existing customers and increase the Company’s competitive position. Goodwill will be evaluated for impairment at least annually. Goodwill attributable to the CTG Acquisition is not deductible for tax purposes. During the three months ended June 30, 2024, a measurement period adjustment was identified as it relates to assumed accrued liabilities. The total measurement period adjustment was $0.5 million. The measurement period adjustment impacted the goodwill recognized on March 15, 2024. As of June 30, 2024, the Company is substantially complete with the process of allocating the purchase price and valuing the acquired assets and liabilities assumed.

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

The Company incurred acquisition-related costs of $0.3 million during the six months ended June 30, 2024, which are included in other income (expense), net in the condensed consolidated statement of income and comprehensive income.

The Company’s condensed consolidated statement of income and comprehensive income for the six months ended June 30, 2024 includes CTG’s revenues of $4.8 million and net income of $0.7 million from the CTG Acquisition Date through June 30, 2024.

Supplemental Pro Forma Information

The unaudited supplemental pro forma financial results below for the three and six months ended June 30, 2024 and 2023, combine the consolidated results of the Company and CTG, giving effect to the CTG Acquisition as if it had been completed on January 1, 2023. This unaudited supplemental pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2023, or any other date.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Pro forma revenue	$37,533	$47,524	$77,879	$92,831
Pro forma net income	$299	$2,276	$2,928	$8,468

The unaudited supplemental pro forma financial information in the table above contains material nonrecurring pro forma adjustments to remove interest expense on CTG's debt as it is assumed that the business combination occurred and the debt was paid off on January 1, 2023.

NOTE 3 – INVESTMENTS – EQUITY SECURITIES

The following table shows the cost and fair value of the Company’s investments in equity securities (in thousands):

	Cost	Unrealized Gain	Fair Value
June 30, 2024	$999	$618	$1,617

	Cost	Unrealized Loss	Fair Value
December 31, 2023	$999	$(111)	$888

Unrealized holding gains on equity securities for the three months ended June 30, 2024 and 2023 were approximately $0.5 million and $0.4 million, respectively. Unrealized holding gains on equity securities for the six months ended June 30, 2024 and 2023 were approximately $0.7 million and $0.4 million, respectively.

NOTE 4 – BALANCE SHEET DETAILS - CURRENT ASSETS AND CURRENT LIABILITIES

Inventories, net

The following table shows the components of inventory (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$11,860	$5,022
Finished goods	2,874	16
Total inventories	14,734	5,038
Allowance for obsolete inventory	(125)	(4)
Inventories, net	$14,609	$5,034

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses:
Deposits on inventory	$831	$2,146
Prepaid income tax	362	362
Prepaid insurance	589	1,110
Prepaid rent	385	372
Prepaid equipment	376	331
Prepaid other	159	214
Other current assets:
Other	—	18
Total	$2,702	$4,553

Accrued expenses and other current liabilities

The following table shows the components of accrued expenses and other current liabilities (in thousands):

	June 30, 2024	December 31, 2023
Accrued expenses:
Accrued compensation and related benefits	$3,024	$4,999
Accrued insurance	317	978
Accrued transaction advisory fees	—	1,000
Accrued professional services	35	189
Accrued interest	251	58
Accrued property taxes	619	60
Accrued monitoring fees	373	373
Other	880	147
Other current liabilities:
Income tax payable	$2,220	$1,586
Sales tax payable	(49)	71
Unbilled lost-in-hole revenue	49	76
Deferred revenue	—	1,042
Total accrued expenses and other current liabilities	$7,719	$10,579

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

The following table shows the component of property, plant and equipment, net (in thousands):

	Estimated Useful Lives (in Years)	June 30, 2024	December 31, 2023
Rental tools and equipment	5-10	198,349	188,949
Buildings and improvements	5-40	6,739	6,672
Office furniture, fixtures and equipment	3-5	2,356	2,389
Transportation and equipment	3-5	746	793
Total property, plant and equipment		208,190	198,803
Less: accumulated deprecation		(136,976)	(133,003)
Property, plant and equipment, net (excluding construction in progress)		71,214	65,800
Construction in progress		9	-
Property, plant and equipment, net		$71,223	$65,800

Total depreciation expense for the three months ended June 30, 2024 and 2023 was approximately $5.6 million and $4.7 million, respectively. Total depreciation expense for the six months ended June 30, 2024 and 2023 was approximately $10.9 million and $9.7 million, respectively. The Company has not acquired any property, plant and equipment under capital leases.

Property, plant and equipment, net, were concentrated within the U.S. As of June 30, 2024 and December 31, 2023, property, plant and equipment, net held within the U.S was $66.3 million and $63.0 million, respectively, or 93% and 96%, respectively, of total property, plant and equipment, net. As of June 30, 2024 and December 31, 2023 property, plant and equipment, net held outside of the United States was $4.9 million and $2.8 million, or 7% and 4%, respectively, of total property, plant and equipment, net for both periods.

NOTE 6 – INTANGIBLE ASSETS, NET

The following table shows the components of intangible assets, net (in thousands):

	Useful Lives (in Years)	June 30, 2024	December 31, 2023
Trade name	10-15	$2,081	$1,280
Developed Technology	13-20	3,468	270
Customer Relationships	20	3,890	—
Total intangible assets		9,439	1,550
Less: accumulated amortization		(1,477)	(1,334)
Intangible assets, net		$7,962	$216

Total amortization expense for the three months ended June 30, 2024 and 2023 was approximately $112 thousand and $12 thousand, respectively. Total amortization expense for the six months ended June 30, 2024 and 2023 was approximately $143 thousand and $24 thousand, respectively.

NOTE 7 – REVOLVING CREDIT FACILITY AND TERM LOAN

In December 2015, the Company entered into a credit facility with PNC Bank, National Association (the "Existing Credit Facility"). The facility provided for a revolving line of credit with a maximum borrowing amount totaling $60.0 million.

On March 15, 2024, the Company refinanced its revolving credit facility (the “Refinancing”) by entering into a Second Amended and Restated Revolving Credit, Term Loan and Security and Guaranty Agreement (the “Credit Facility”) with certain of the Company’s subsidiaries and PNC Bank, National Association as lender and as agent. Pursuant to the terms of the Credit Facility, the Company will be provided a revolving line of credit in a principal amount up to $80.0 million and a single draw term loan (the "Term Loan") in a principal amount of $25.0 million. The Credit Facility and the Term Loan mature in March 2029. The Credit Facility amends and restates the Company’s Existing Credit Facility under that certain Amended and Restated Revolving Credit, Term Loan, and Security Agreement, dated as of June 20, 2023, by and among the Company, certain of its subsidiaries, and PNC Bank National Association.

For the three and six months ended June 30, 2024, the interest on the amount drawn on the Credit Facility and the outstanding Term Loan balance are based on the Secured Overnight Financing Rate ("SOFR") or the bank’s base lending rate plus applicable margin (approximately 7.82% and 9.32%, respectively, at June 30, 2024). The Credit Facility is collateralized by substantially all the assets of the Company.

As of June 30, 2024, there were no amounts drawn against the line of credit.

The Company is subject to various restrictive covenants associated with these borrowings including, but not limited to, a fixed charge ratio and a minimum amount of undrawn availability. As of June 30, 2024, the Company was in compliance with all restrictive covenants.

Contingent Interest Embedded Derivative Liability

Under the Credit Facility Agreement, the interest rate will reset (the "Default Rate") upon the event of a default and an additional 2% will be added to the base rate. The Company analyzed the Default Rate feature of the Credit Facility for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined the Default Rate met the definition of a derivative as it is a contingent interest feature. The Company also noted that the Default Rate feature (the 'Default Rate Derivative') required bifurcation from the host contract and was to be accounted for at fair value. In accordance with ASC 815-15, the Company bifurcated the Default Rate feature of the note and determined the derivative is liability classified.

The Default Rate Derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the Default Rate Derivative was negligible as of June 30, 2024 and December 31, 2023 and therefore no amounts were recorded as of June 30, 2024 or December 31, 2023.

NOTE 8 – INCOME TAXES

The Company recorded an income tax benefit and expense on the unaudited condensed consolidated statements of income and comprehensive income of $0.1 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively. The Company recorded income tax expense on the unaudited condensed consolidated statements of income and comprehensive income of $0.9 million and $3.1 million for the six months ended June 30, 2024 and 2023, respectively.

The income tax expense for the six months ended June 30, 2024 was calculated using a discrete approach. This methodology was used because changes in the Company's results of operations and acquisitions can materially impact the estimated annual effective tax rate. The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 were provisions of 19.6% and 31.8%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to the state taxes, foreign income taxes on the Company’s international operations, and permanent differences.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. There was no change to the valuation allowance during the three and six months ended June 30, 2024 and 2023.

The Company is still evaluating the tax impact of the CTG Acquisition, including the impact of the transaction costs. Additionally, the Company continues to evaluate the deferred tax assets and liabilities and corresponding valuation allowance in connection with the CTG Acquisition.

NOTE 9 – STOCK-BASED COMPENSATION

On June 20, 2023, the Company adopted the Drilling Tools International Corporation 2023 Omnibus Incentive Plan (the "2023 Plan"). The 2023 Plan became effective on the closing of the Merger. The 2023 Plan provides for the issuance of shares of Common Stock up to ten percent (10%) of the shares of outstanding Common Stock as of the closing of the Merger and automatically increases on the first trading day of each calendar year by the number of shares of Common Stock equal to three percent (3%) of the total number of outstanding Common Stock on the last day of the prior calendar year. The 2023 Plan allows for awards to be issued to employees, non-employee directors, and consultants in the form of options, stock appreciation rights, restricted shares, restricted stock units, performance based awards, other share-based awards, other cash-based awards, or a combination of the foregoing. As of June 30, 2024, there were 1,126,910 shares of Common Stock available for issuance under the 2023 Plan.

Stock Options

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

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes model. Expected volatilities are based on comparable public company data. The Company uses future estimated employee termination and forfeiture rates of the options within the valuation model. The expected term of options granted is derived using the “plain vanilla” method due to the lack of history and volume of option activity at the Company. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. The Company’s calculation of share price involves the use of different valuation techniques, including a combination of an income and market approach. For any grants of stock options subsequent to the Company being publicly traded, the Company will use the quoted market price as of the grant date as an input into the Black-Scholes model.

During the three and six months ended June 30, 2023, there were no options granted, exercised or forfeited.

During the three and six months ended June 30, 2023, the Company recognized $1.7 million of stock-based compensation expense within selling, general, and administrative expense on the unaudited condensed consolidated statements of income and comprehensive income related to the accelerated vesting of an executive's 534,063 performance-based stock options. The performance conditions were satisfied upon completion of the Merger and all 534,063 performance-based stock options vested on June 20, 2023 .

During the three and six months ended June 30, 2023, the Company recognized $2.3 million of stock-based compensation expense within other expense on the unaudited condensed consolidated statements of income and comprehensive income as a result of the issuance of shares in accordance with the Transaction Service Agreement.

The following table summarizes our stock option activity for the six months ended June 30, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
OUTSTANDING, December 31, 2023	2,361,722	$4.02	3.12	$—
Granted	2,600,000	3.02	—	—
Exercised	68,470	3.72	—	130
Forfeited	—	$—	—	—
OUTSTANDING, June 30, 2024	4,893,252	$3.49	6.41	$10,847
UNVESTED, June 30, 2024	2,600,000	$3.02	9.63	$6,765
EXERCISABLE, June 30, 2024	2,293,252	$4.03	2.74	$4,082

During the three months ended June 30, 2024, the Company recognized $0.4 million of stock-based compensation expense related to stock options within selling, general, and administrative expenses on the unaudited condensed consolidated statements of income and comprehensive income. During the six months ended June 30, 2024, the Company recognized $0.6 million of stock-based compensation expense within selling, general, and administrative expenses on the unaudited condensed consolidated statements of income and comprehensive income. As of June 30, 2024, total unrecognized compensation expense related to the stock options totaled $4.0 million.

Restricted Stock Units

In May 2024, the Company issued an aggregate 143,000 restricted stock units (“RSUs”) to five members of the Board (the “Directors”). Of the awards, 74,440 RSUs were deemed to be related to services performed during the year ended December 31, 2023, and were to vest immediately, while the remaining 68,560 RSUs are subject to a vesting term of one year. The Directors are considered to be employees of the Company under ASC 718.

During the three and six months ended June 30, 2024, the Company recognized $0.4 million of stock based compensation related to RSUs within selling, general, and administrative expenses on the unaudited condensed consolidated statements of income and comprehensive income related to the RSUs. As of June 30, 2024, unrecognized compensation expense related to the RSUs totaled $0.3 million

NOTE 10 – OTHER EXPENSES, NET

The following table shows the components of other expenses, net for the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30, 2024	Three months ended June 30, 2023
Transaction fees	(2,019)	(1,803)
HHLLC stock-based compensation	—	(2,339)
Interest income	24	—
Other, net	323	(240)
Other expense, net	$(1,672)	$(4,382)

The following table shows the components of other expenses, net for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Transaction fees	(2,909)	(3,499)
HHLLC stock-based compensation	—	(2,339)
Other, net	35	(245)
Interest income	76	48
Other expense, net	$(2,798)	$(6,035)

NOTE 11 – RELATED PARTY TRANSACTIONS

Management fees

For the three months ended June 30, 2024 and 2023, management fees paid to Hicks Holdings Operating LLC ("HHLLC"), a shareholder of the Company, were approximately $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2024 and 2023, management fees paid to Hicks Holdings Operating LLC were approximately $0.4 million and $0.5 million, respectively. Management fees paid to a shareholder are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

Director fees

Director fees For the three months ended June 30, 2024 and 2023, director fees paid to Board were approximately $0.2 million and $0.1 million , respectively. Director fees For the six months ended June 30, 2024 and 2023, director fees paid to Board members were approximately $0.3 million and $0.1 million, respectively. Director fees are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

Leases

For the three months ended June 30, 2024 and 2023, the Company paid rent to Cree Investments, LLC, a shareholder of the Company, of approximately $13 thousand and $13 thousand, respectively, relating to the lease of a building. For the six months ended June 30, 2024 and 2023, the Company paid rent expense to Cree Investments, LLC of approximately $26 thousand and $26 thousand, respectively, relating to the lease of a building. Future minimum lease payments related to this lease are included in the future minimum lease schedule in Note 12 - Leases.

Promissory Notes

Upon consummation of the Merger, the Company issued shares of DTIC Common Stock in connection with the PIPE Financing to payoff convertible promissory notes which were issued to an affiliate of the ROC Sponsor on December 6, 2022 and March 2, 2023. The notes did not bear interest and were in the amounts of $2.1 million and $2.1 million, respectively.

Working Capital Loan

Prior to the Merger, ROC paid the remaining outstanding principal amount owed to an affiliate of the ROC Sponsor in the amount of $0.4 million for a loan to fund working capital deficiencies or finance transaction costs in connection with the Merger. The loan did not bear interest.

NOTE 12 – LEASES

The Company leases various facilities and vehicles under noncancelable operating lease agreements. The remaining lease terms for our leases range from 1 month to 14 years. These leases often include options to extend the term of the lease which may be for periods of up to 5 years. When it is reasonably certain that the option will be exercised, the impact of the renewal term is included in the lease term for purposes of determining total future lease payments and measuring the ROU asset and lease liability. We apply the short-term lease policy election, which allows us to exclude from recognition leases with an original term of 12 months or less. We have not entered into any finance leases as of June 30, 2024.

For the three and six months ended June 30, 2024, the components of the Company’s lease expense were as follows (in thousands):

	Three months ended June 30. 2024	Three months ended June 30. 2023
Operating Lease Cost	$1,588	$1,532
Short-term Lease Cost	35	33
Variable Lease Cost	74	81
Sublease Income	—	(30)
Total Lease Cost	$1,697	$1,616

	Six months ended June 30, 2024	Six months ended June 30, 2023
Operating Lease Cost	$3,041	$3,050
Short-term Lease Cost	70	63
Variable Lease Cost	162	165
Sublease Income	—	(76)
Total Lease Cost	$3,273	$3,202

Supplemental balance sheet information related to leases was as follows (in thousands):

Six months ended June 30, 2024

Weighted-average remaining lease term (in years)	7.19
Weighted average discount rate	7.35%

Six months ended
June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities	2,981

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2024 were as follows (in thousands):

2024	$2,874
2025	5,007
2026	4,477
2027	3,263
2028	2,686
Thereafter	9,636
Total lease payments	$27,943
Less: imputed interest	(5,996)
Present value of lease liabilities	$21,947

The Company leases downhole drilling tools to companies in the oil and natural gas industry. Such leases are accounted for in accordance with ASC 842. For the three and six months ended June 30, 2024, tool rental revenue was approximately $28.3 million and $58.3 million, respectively. Our lease contract periods are short-term in nature and are typically daily, monthly, per well, or footage based. Due to the short term nature of the contracts, no maturity table is presented.

NOTE 13 – EMPLOYEE BENEFITS

The Company has a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code. All employees are auto enrolled at a 3% contribution, unless they opt out, beginning on the first plan entry date following six months of service. Plan entry dates are the first day of January and July. In March of 2020, the Company suspended any employee contribution match effective immediately and through the end of 2021. The match was reinstated on January 1, 2022. For 2022, the Company matched 150% of the first 3% of employee contributions, not to exceed $2 thousand per participant per calendar year. Employees vest in employer contributions over six years. The contribution is limited to the maximum contribution allowed under the Internal Revenue Service Regulations. The total expense for the three months ended June 30, 2024 and 2023 was approximately $0.2 million and $0.2 million, respectively. The total expense for the six months ended June 30, 2024 and 2023 was approximately $0.4 million and $0.4 million, respectively.

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

Management Fee

The Company is required to pay a monthly management fee to a shareholder. The fee is based upon a percentage of the Company’s trailing twelve months, earnings before interest, taxes and accumulated depreciation amount, as defined in the management agreement (refer to Note 11 – Related Parties Transactions).

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

The following table sets forth the computation of the Company’s basic and diluted net earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$365	$937	$3,492	$6,638
Less: Redeemable Convertible Preferred Stock dividends	—	—	—	(314)
Net income attributable to common shareholders — basic	$365	$937	$3,492	$6,324
Add: Redeemable Convertible Preferred Stock dividends	—	—	—	314
Net income attributable to common shareholders — diluted	$365	$937	$3,492	$6,638
Denominator
Weighted-average common shares used in computing earnings per share — basic	29,816,202	13,910,670	29,792,385	12,936,310
Weighted-average effect of potentially dilutive securities:
Effect of potentially dilutive time-based stock options	873,348	744,573	436,674	875,651
Effect of potentially dilutive performance-based stock options	164,132	110,514	82,066	55,257
Effect of potentially dilutive restricted stock units	19,754	—	9,877	—
Effect of potentially dilutive redeemable convertible preferred stock	—	5,981,219	—	6,350,430
Weighted-average common shares outstanding — diluted	30,873,436	20,746,976	30,321,002	20,217,648
Earnings per share — basic	$0.01	$0.07	$0.12	$0.49
Earnings per share — diluted	$0.01	$0.05	$0.12	$0.33

As of June 30, 2024, the Company’s potentially dilutive securities consisted of options to purchase common stock. Based on the amounts outstanding as of the three and six months ended June 30, 2024 and 2023, the Company excluded the following potential common shares from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Time-based options outstanding	140,135	140,135	140,135	140,135
Total	140,135	140,135	140,135	140,135

NOTE 16 – SUBSEQUENT EVENTS

Acquisition of Superior Drilling Products, Inc.

On August 1, 2024, the Company announced the closing (the “SDPI Closing”) of the acquisition of Superior Drilling Products, Inc. (“SDPI”) pursuant to the Agreement and Plan of Merger, dated March 6, 2024 (the “Merger Agreement”), by and among the Company, SDPI, DTI Merger Sub I, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company, and Merger DTI Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub II”), pursuant to which Merger Sub I merged with and into SDPI (the “First Merger”), with SDPI surviving as a wholly owned subsidiary of DTI and upon the effective time of the First Merger (the “First Effective Time”), SDPI, as the surviving corporation of the First Merger, merged with and into Merger Sub II (the “Second Merger,” and together with the First Merger, the “Merger”), with Merger Sub II surviving as a wholly owned subsidiary of the Company. In connection with the Closing, the Company issued (i) $14.9 million and (ii) 4,845,132 shares of DTI common stock to former shareholders of SDPI as merger consideration. The initial accounting for this business combination is in process, which includes a valuation analysis to value the assets and liabilities assumed as a result of the transaction. As such, the impact on the consolidated financial statements cannot be estimated at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of June 30, 2024, and for the three months ended June 30, 2024 and 2023, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. All dollar amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), unless otherwise indicated. Capitalized terms used in this section, but not otherwise defined, have the meanings ascribed to them in the Report.

Overview

We are a global oilfield services company that designs, engineers, manufactures and provides a differentiated, rental-focused offering of tools for use in onshore and offshore horizontal and directional drilling operations, as well as other cutting-edge solutions across the well life cycle. We now operate from 16 service and support centers across North America and maintains 10 international service and support centers across the Europe, Middle East, and Africa ("EMEA") regions and Asia-Pacific ("APAC") regions.

Our business model primarily centers on revenue generated from tool rentals and product sales. We generated revenue from total tool rentals and product sales of $37.5 million and $37.9 million for the three months ended June 30, 2024 and 2023, respectively, and had net income of $0.4 million and $0.9 million for those same periods. Additionally, we generated revenue from tool rentals and product sales of $74.5 million and $78.7 million for the six months ended June 30, 2024 and 2023, respectively, and had net income of $3.5 million and $6.6 million for those same periods, respectively. As of June 30, 2024, we had cash and cash equivalents of $6.8 million, and an accumulated deficit of $3.1 million.

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

Recent Developments and Trends

Industry Update

In the first half of 2024, the oil and gas market witnessed a dynamic interplay of geopolitical tensions, supply concerns, and global demand fluctuations. Crude oil prices remained volatile, with benchmarks such as Brent and WTI experiencing fluctuations driven by a multitude of factors. Geopolitical tensions in key oil-producing regions, such as the Middle East, continued to influence market sentiment, leading to sporadic spikes in prices. Additionally, concerns over supply disruptions, particularly amidst conflicts and geopolitical uncertainties, added to the market’s unease. As the global market for crude oil has continued its recovery, technical recessions, specifically in China, have slowed progress and created fluctuations in global demand. As of June 30, 2024, the WTI oil price was approximately $83.29 per barrel.

Despite the high volatility in spot oil prices described above, our customers tend to be more focused on medium-term and long term commodity prices when making investment decisions due to the longer lead times for offshore projects. These forward prices experienced far less volatility in 2022 and 2023 and have maintained levels in 2024 which are highly constructive for offshore project demand.

Prices for natural gas have decreased somewhat throughout the first half of 2024 relative to the fourth quarter of 2023 in the U.S. due to several factors, including a mild winter in key consuming regions and increased production and availability, both of which led to an oversupply in the market. Additionally, constrained storage capacity and delivery delays resulted in uncertainty around liquified natural gas exports in the U.S.

Henry Hub natural gas spot prices have increased from an average of $2.18 per one million British Thermal Units (“MMBtu”) in June 2023 to $2.53 per MMBtu in June 2024.

The ongoing conflict in Ukraine and the evolving Israel-Hamas conflict have caused uncertainty in the oil and natural gas markets, and the financial markets, both globally and in the U.S. Such uncertainty already has and could continue to cause stock price volatility and supply chain disruptions as well as higher oil and natural gas prices. These could result in higher inflation worldwide, impact consumer spending and negatively impact demand for our goods and services. Moreover, additional interest rate increases by the U.S. Federal Reserve to combat inflation could further increase the probability of a recession.

Notwithstanding the significant commodity price volatility over the past several years, we have seen decreases in U.S. onshore drilling activity. During the three and six months ended June 30, 2024, the weekly average U.S. onshore rig count as reported by Baker Hughes was 583 and 592 rigs, respectively, compared to 698 and 720 rigs for the three and six months ended June 30, 2023, respectively. Current rig activity remains significantly improved from 2020 levels when the weekly average rig count for the year ended December 31, 2020 was 417.

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

Please refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial performance measure calculated and presented in accordance with GAAP and a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable liquidity measure calculated and presented in accordance with U.S GAAP.

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

Revenue, net

We currently generate our revenue, net from tool rental services and product sales. Tool rental services consist of rental services, inspection services, and repair services is accounted for in accordance Topic 842. We recognize revenues from renting tools on a straight-line basis. Our rental contract periods are daily, monthly, per well, or based on footage. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay, which is based on the rental contract period applicable to the actual number of days the drilling tool was out on rent, over the cumulative amount of revenue recognized to date.

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

We expect that product sales revenue will increase as aged and consumable products will continue to be replaced in order to maintain or increase capacity. Additionally, product sale focused acquisitions are expected to further increase product sale revenue.

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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net:
Tool rental	$28,328	$29,002	$58,294	$61,278
Product sale	9,205	8,906	16,213	17,429
Total revenue, net	37,533	37,908	74,507	78,707
Cost and expenses:
Cost of tool rental revenue	7,454	7,692	14,455	15,829
Cost of product sale revenue	2,544	1,157	4,080	2,460
Selling, general, and administrative expense	19,619	17,718	37,560	34,447
Depreciation and amortization expense	5,681	4,717	11,047	9,732
Total costs and expenses	35,298	31,284	67,142	62,468
Operating Income	2,235	6,624	7,365	16,239
Other expense, net:
Interest expense, net	(811)	(348)	(992)	(922)
Gain (loss) on sale of property	51	(1)	42	68
Unrealized gain (loss) on equity securities	480	420	729	387
Other income (expense), net	(1,672)	(4,382)	(2,798)	(6,035)
Total other expense, net	(1,952)	(4,311)	(3,019)	(6,502)
Income before income taxes	283	2,313	4,346	9,737
Income tax expense	82	(1,376)	(854)	(3,099)
Net income	$365	$937	$3,492	$6,638

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue, net

Our revenue, net consists of tool rental and product sale revenues.

	Quarters Ended June 30,		Change
(In thousands)	2024	2023	Amount	%
Tool rental	$28,328	$29,002	$(674)	(2)%
Product sale	$9,205	$8,906	$299	3%

Tool rental revenue decreased $0.7 million, or (2)%, to $28.3 million for the three months ended June 30, 2024 as compared to $29.0 million for the three months ended June 30, 2023. The decrease was primarily driven by decreased market activity in relation to our Directional Tool Rentals (“DTR”) division, the revenue of which decreased $2.5 million. The decrease was partially offset by an increase in our Premium Tools Division ("PTD"), the revenue of which increased $1.0 million, our Wellbore Optimization Tools ("WOT") Division, the revenue of which increased $0.5 million, and the addition of Deep Casing, which added rental revenue of $0.3 million for the three months ended June 30, 2024.

Product sale revenue increased $0.3 million, or 3%, to $9.2 million for the three months ended June 30, 2024 as compared to $8.9 million for the three months ended June 30, 2023. The increase by additional product sales as it relates to Deep Casing which was acquired in March 2024. This increase was partially offset by lower tool recovery revenue for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Costs and Expenses

Cost of revenue

Our cost of revenue consists of cost of tool rental revenue and cost of product sale revenue.

	Quarters Ended June 30,		Change
(In thousands)	2024	2023	Amount	%
Cost of tool rental revenue	$7,454	$7,692	$(238)	(3)%
Cost of product sale revenue	$2,544	$1,157	$1,387	120%

Cost of tool rental revenue decreased $0.2 million, or (3)%, to $7.5 million for the three months ended June 30, 2024 as compared to $7.7 million for the for the three months ended June 30, 2023. The decrease in cost of tool rental revenue was primarily driven by a decrease in labor cost and repairs cost due to the decrease in rental activity.

Cost of product sale revenue increased $1.4 million, or 120%, to $2.5 million for the three months ended June 30, 2024 as compared to $1.2 million for the for the three months ended June 30, 2023. The increase in cost of product sale revenue was primarily driven by additional cost of product sales from Deep Casing, offset by a decrease in cost of product sales associated with tool recovery.

Selling, General, and Administrative Expense

	Quarters Ended June 30,		Change
(In thousands)	2024	2023	Amount	%
Selling, general, and administrative expense	$19,619	$17,718	$1,901	11%

Selling, general, and administrative expense increased $1.9 million, or 11%, to $19.6 million for the three months ended June 30, 2024 as compared to $17.7 million for the three months ended June 30, 2023. This increase was primarily driven by an increase in personnel related fees and other costs associated with the public company transition. No other driver of this increase was significant.

Depreciation and Amortization expense

	Quarters Ended June 30,		Change
(In thousands)	2024	2023	Amount	%
Depreciation and amortization expense	$5,681	$4,717	$964	20%

Depreciation and amortization expenses increased $1.0 million, or 20%, to $5.7 million for the three months ended June 30, 2024 as compared to $4.7 million for the three months ended June 30, 2023. The increase was primarily due an increase in depreciation expense resulting from a higher property, plant and equipment balance as of June 30, 2024.

Other expense, net

Interest Expense, net

	Quarters Ended June 30,		Change
(In thousands)	2024	2023	Amount	%
Interest expense, net	$(811)	$(348)	$463	133%

Interest expense increased $463 thousand, or 133%, to $0.8 million for the three months ended June 30, 2024 as compared to $0.3 million for the three months ended June 30, 2023. The increase was primarily due to an increase in interest expense on the term loan entered into in March 2024.

Unrealized Gain on Equity Securities

	Quarters Ended June 30,		Change
(In thousands)	2024	2023	Amount	%
Unrealized gain on equity securities	$480	$420	$60	14%

Unrealized gain on equity securities increased by $0.1 million, or 14%, to $0.5 million for the three months ended June 30, 2024 as compared to $0.4 million for the three months ended June 30, 2023 primarily due to favorable market valuations in the second quarter of 2024 as compared to the second quarter of 2023.

Other Expense, net

	Quarters Ended June 30,		Change
(In thousands)	2024	2023	Amount	%
Other expense, net	$(1,672)	$(4,382)	$(2,710)	(62)%

Other expense for the three months ended June 30, 2024 was $1.7 million, a decrease of $2.7 million, or (62)%, compared to the three months ended June 30, 2023. The decrease was primarily due to increased transaction costs related to the completion of the merger with ROC Energy Acquisition in June 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenue, net

Our revenue, net consists of tool rental and product sale revenues.

	Six Months Ended June 30,		Change
(In thousands)	2024	2023	Amount	%
Tool rental	$58,294	$61,278	$(2,984)	(5)%
Product sale	$16,213	$17,429	$(1,216)	(7)%

Tool rental revenue decreased $3.0 million, or (5)%, to $58.3 million for the six months ended June 30, 2024 as compared to $61.3 million for the six months ended June 30, 2023. The decrease was primarily driven by decreased market activity across certain divisions, especially in relation to our DTR division, the revenue of which decreased $4.0 million and our PTD division, the revenue of which decreased $1.0 million. These decreases were offset by increases at our WOT division, the revenue of which increased by $2.0 million.

Product sale revenue decreased $1.2 million, or (7)%, to $16.2 million for the six months ended June 30, 2024 as compared to $17.4 million for the six months ended June 30, 2023. The decrease was primarily driven by higher than average rental tool recovery events in the six months ended June 30, 2023, partially offset by additional product sales at Deep Casing for the six months ended June 30, 2024.

Costs and Expenses

Cost of revenue

Our cost of revenue consists of cost of tool rental revenue and cost of product sale revenue.

	Six Months Ended June 30,		Change
(In thousands)	2024	2023	Amount	%
Cost of tool rental revenue	$14,455	$15,829	$(1,374)	(9)%
Cost of product sale revenue	$4,080	$2,460	$1,620	66%

Cost of tool rental revenue decreased $1.4 million, or (9)%, to $14.5 million for the six months ended June 30, 2024 as compared to $15.8 million for the for the six months ended June 30, 2023. The decrease in cost of tool rental revenue was primarily driven by a decrease in labor cost and repairs cost due to the decrease in rental activity.

Cost of product sale revenue increased $1.6 million, or 66%, to $4.1 million for the six months ended June 30, 2024 as compared to $2.5 million for the for the six months ended June 30, 2023. The increase in cost of product sale revenue was primarily driven by additional cost of product sales from Deep Casing, offset by a decrease in cost of product sales associated with tool recovery.

Selling, General, and Administrative Expense

	Six Months Ended June 30,		Change
(In thousands)	2024	2023	Amount	%
Selling, general, and administrative expense	$37,560	$34,447	$3,113	9%

Selling, general, and administrative expense increased $3.1 million, or 9%, to $37.6 million for the six months ended June 30, 2024 as compared to $34.4 million for the six months ended June 30, 2023. This increase was primarily driven by an increase in personnel related fees and other costs associated with the public company transition. No other driver of this increase was significant.

Depreciation and Amortization expense

	Six Months Ended June 30,		Change
(In thousands)	2024	2023	Amount	%
Depreciation and amortization expense	$11,047	$9,732	$1,315	14%

Depreciation and amortization expenses increased $1.3 million, or 14%, to $11.0 million for the six months ended June 30, 2024 as compared to $9.7 million for the six months ended June 30, 2023. The increase was primarily due to an increase in depreciation expense resulting from a higher property, plant and equipment balance as of June 30, 2024.

Other (expense) income

Interest Expense, net

	Six Months Ended June 30,		Change
(In thousands)	2024	2023	Amount	%
Interest expense, net	$(992)	$(922)	$(70)	(8)%

For the six months ended June 30, 2024 we had interest expense of $1.0 million as compared to interest expense of $0.9 million for the six months ended June 30, 2023. This change of $0.1 million or 8% was primarily due to additional interest charges on the Term Loan entered into during 2024.

Unrealized Gain on Equity Securities

	Six Months Ended June 30,		Change
(In thousands)	2024	2023	Amount	%
Unrealized gain on equity securities	$729	$387	$342	88%

Unrealized gain on equity securities increased by $342 thousand, or 88%, to $729 thousand for the six months ended June 30, 2024 as compared to $387 thousand for the six months ended June 30, 2023 primarily due to favorable market valuations through the first two quarters of 2024 as compared to the first two quarters of 2023.

Other Expense

	Six Months Ended June 30,		Change
(In thousands)	2024	2023	Amount	%
Other expense, net	$(2,798)	$(6,035)	$3,237	(54)%

Other expense for the six months ended June 30, 2024 was $2.8 million, a decrease of $3.2 million, or (54)%, compared to the six months ended June 30, 2023. The decrease was primarily due to increased transaction costs related to the completion of the merger with ROC Energy Acquisition in June 2023.

Non-GAAP Financial Measures

To supplement our unaudited interim consolidated financial statements, which are prepared and presented in accordance with U.S GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

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

This non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of this non-GAAP financial measures compared to the closest comparable U.S.GAAP measure. Some of these limitations are that:

•
Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of fixed assets and amortization of acquired intangible assets and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;
•
Adjusted EBITDA excludes income tax benefit (expense).

The following tables present a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended June 30, 2024 and 2023 (non-recurring transaction expenses recorded to other (income) expense are presented separately within Adjusted EBITDA):

	Three Months Ended June 30,
(In thousands)	2024	2023
Net income (loss)	$365	$937
Add (deduct):
Income tax expense	(82)	1,376
Depreciation and amortization	5,681	4,717
Interest expense, net	811	348
Stock option expense	855	1,661
Management fees	187	262
Loss (gain) on sale of property	(51)	1
Unrealized (gain) loss on equity securities	(480)	(420)
Transaction expense	2,020	4,142
Other expense, net	(341)	241
Adjusted EBITDA	$8,965	$13,265

	Six Months Ended June 30,
(In thousands)	2024	2023
Net income (loss)	$3,492	$6,638
Add (deduct):
Income tax expense	854	3,099
Depreciation and amortization	11,047	9,732
Interest expense, net	992	922
Stock option expense	1,064	1,661
Management fees	375	478
Loss (gain) on sale of property	(42)	(68)
Unrealized (gain) loss on equity securities	(729)	(387)
Transaction expense	2,909	5,838
Other expense, net	(104)	197
Adjusted EBITDA	$19,858	$28,110

Liquidity and Capital Resources

At June 30, 2024, we had $6.8 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under the Credit Facility Agreement. We may use additional cash generated to execute strategic acquisitions or for general corporate purposes. We believe that our existing cash on hand, cash generated from operations and available borrowings under the Credit Facility Agreement will be sufficient for at least the next 12 months to meet working capital requirements and anticipated capital expenditures.

Credit Facility Agreement

Reference is made to the disclosure set forth under the heading “Revolving Credit Facility” in Note 7 – Revolving Credit Facility, of the notes to the unaudited condensed consolidated financial statements included elsewhere in this Report (the ”Interim Financial Statements).

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

Cash Flows

The following table sets forth our cash flows for the period indicated:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$4,391	$14,061
Investing activities	(26,728)	(13,388)
Financing activities	23,495	4,338
Effect of changes in foreign exchange rate	(377)	(207)
Net increase (decrease) in cash and cash equivalents	$781	$4,804

Cash Flows (Used In) Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2024 was $4.4 million resulting from our net income of $3.5 million, adjusted for non-cash charges of $13.5 million in depreciation and amortization, including amortization of right of use assets and deferred financing costs, $1.0 million of stock-based compensation expense, and $0.2 million in provisions for excess and obsolete property, plant, and equipment. This was partially offset by a $5.0 million gain on rental tool recovery sales, $0.4 million in deferred tax expense, and $7.7 million in net changes from operating assets and liabilities. The $7.7 million in cash used in operating assets and liabilities is primarily due to a $1.5 million cash outflow in accounts receivable, $2.2 million cash outflows related to operating lease liabilities, and $5.9 million cash outflows related to accounts payable and accrued liabilities due to the timing of disbursements. These outflows were offset by a $2.0 million cash inflow related to prepaid expenses. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report entitled “Risk Factors.”

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

Cash Flows (Used In) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $26.7 million. Purchases of property, plant, and equipment of $16.3 million and the acquisition of CTG for $18.2 million were partially offset by proceeds from rental tool recovery sales of $7.7 million.

Net cash used in investing activities for the six months ended June 30, 2023 was $13.4 million. Purchases of property, plant, and equipment of $24.6 million were partially offset by proceeds from rental tool recovery sales of $11.1 million and proceeds from the sale of property of $0.1 million.

Cash Flows (Used In) Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $23.5 million resulting from proceeds from the term loan of $25 million offset by $0.6 million in payments of deferred financing costs and $0.8 million in repayments of the Term Loan.

Net cash used in financing activities for the six months ended June 30, 2023 was $4.3 million resulting from proceeds from the Business Combination and PIPE Financing, net of transaction costs, of $23.1 million, partially offset by a net decrease in amounts outstanding under the Credit Facility Agreement of $18.3 million, payments of deferred financing costs of $0.3 million and payments to holders of DTIH convertible preferred stock in connection with the Business Combination of $0.2 million.

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

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "Annual Report"). In addition to the critical accounting policies and estimates disclosed in our Annual Report, accounting for Business Combinations was identified as a new critical accounting policy and estimate in the six months ended June, 2024.

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

Recently Issued and Adopted Accounting Standards

A discussion of recent accounting pronouncements is included in Note 1 – Summary of Significant Accounting Policies, to the Interim Financial Statements included elsewhere in this report.

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

Concentration risk

A discussion of concentration risk is included in 1 – Summary of Significant Accounting Policies, to the Interim Financial Statements included elsewhere in this report.

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

Inflation Risk

We expect we will continue to experience inflationary pressures on our cost structure for the foreseeable future. However, tightness in overseas freight and transit times have eased. Additionally, raw material and component costs are moderating due in part to a strengthening U.S. dollar and weakening steel demand. Nonetheless, we cannot be confident that transit times or input prices will return to the lower levels experienced in prior years. Continued inflation and looming concerns regarding a possible recession weigh on the outlook for oil demand which could in turn negatively impact demand for our goods and services.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2024, or as of the date of the filing of this Report.

Our disclosure controls and procedures were not effective as of June 30, 2024, or as of the date of filing of this Report, because all findings in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2023 have not been fully remediated despite ongoing projects and improvements made in the current quarter. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2024, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below.

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

Item 1A. Risk Factors.

Our Annual Report filed with the SEC on March 28, 2024, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Report or presented elsewhere by management from time to time. There have been no material changes to the risk factors that appear in the Annual Report as of the date of this Quarterly Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Drilling Tools International Corporation

Date: August 9, 2024	By:	/s/ David R. Johnson
David R. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)