Form 10-Q
period 2024-09-30
Drilling Tools International Corp
filed 2024-11-14
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of November 14, 2024, the registrant had 34,704,696 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report on Form 10-Q (this “Report”) may constitute "forward-looking statements" for purposes of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward‑looking. Forward-looking statements in this Report may include, for example, statements about:

•
the demand for our products and services, which is influeAnced by the general level activity in the oil and gas industry;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$11,961	$6,003
Accounts receivable, net	33,152	29,929
Related party note receivable, current	1,310	—
Inventories, net	17,352	5,034
Prepaid expenses and other current assets	4,967	4,553
Investments - equity securities, at fair value	—	888
Total current assets	68,742	46,408
Property, plant and equipment, net	77,660	65,800
Operating lease right-of-use assets	23,887	18,786
Intangible assets, net	30,866	216
Goodwill	10,970	—
Deferred financing costs, net	903	409
Related party note receivable, noncurrent	3,740	—
Deposits and other long-term assets	2,076	879
Total assets	$218,844	$132,498
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,054	$7,751
Accrued expenses and other current liabilities	12,337	10,579
Revolving line of credit	21,164	—
Current portion of operating lease liabilities	4,441	3,958
Current maturities of long-term debt	5,000	—
Total current liabilities	51,996	22,288
Operating lease liabilities, less current portion	19,533	14,893
Long-term debt	17,917	—
Deferred tax liabilities, net	6,208	6,627
Total liabilities	95,654	43,808
Commitments and contingencies (See Note 15)
Shareholders' equity
Common stock, $0.0001 par value, shares authorized 500,000,000 as of September 30, 2024 and December 31, 2023, 34,704,696 shares issued and outstanding as of September 30, 2024 and 29,768,568 shares issued and outstanding as of December 31, 2023	3	3
Additional paid-in-capital	124,896	95,218
Accumulated deficit	(2,238)	(6,306)
Accumulated other comprehensive loss	529	(225)
Total shareholders' equity	123,190	88,690
Total liabilities and shareholders' equity	$218,844	$132,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenue, net:
Tool rental	$28,116	$29,361	$86,410	$90,639
Product sale	11,977	8,777	28,190	26,206
Total revenue, net	40,093	38,138	114,600	116,845
Operating costs and expenses:
Cost of tool rental revenue	4,076	7,337	17,558	21,578
Cost of product sale revenue	5,726	1,814	10,779	5,862
Selling, general, and administrative expense	19,855	16,552	57,415	50,999
Depreciation and amortization expense	6,185	5,303	17,232	15,035
Total operating costs and expenses	35,842	31,006	102,984	93,474
Income from operations	4,251	7,132	11,616	23,371
Other expense, net:
Interest expense, net	(1,038)	(73)	(2,030)	(995)
Gain (loss) on sale of property	19	—	61	68
Gain (loss) on remeasurement of previously held equity interest	(361)	(535)	368	(148)
Other (expense)	(2,443)	(135)	(5,241)	(6,170)
Total other expense, net	(3,823)	(743)	(6,842)	(7,245)
Income before income tax expense	428	6,389	4,774	16,126
Income tax (expense)/benefit	439	(2,102)	(415)	(5,201)
Net income	$867	$4,287	$4,359	$10,925
Accumulated dividends on redeemable convertible preferred stock	—	—	—	314
Net income available to common shareholders	$867	$4,287	$4,359	$10,611
Basic earnings per share	$0.03	$0.14	$0.14	$0.57
Diluted earnings per share	$0.03	$0.14	$0.14	$0.46
Basic weighted-average common shares outstanding*	33,072,097	29,768,568	30,893,602	18,608,708
Diluted weighted-average common shares outstanding*	33,547,056	30,043,546	31,404,333	23,554,593
Other comprehensive income (loss):
Net income	$867	$4,287	$4,359	$10,925
Foreign currency translation adjustment, net of tax	1,161	90	753	(117)
Comprehensive income	$2,028	$4,377	$5,112	$10,808

* Shares of legacy redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, December 31, 2022	20,370,377	$17,878	53,175,028	$532	(811,156)	$(933)	$52,790	$(21,054)	$(111)	$31,224
Retroactive application of Merger	(13,650,736)	—	(41,223,891)	(531)	811,156	933	(402)	-	—	—
Adjusted Balances, beginning of period*	6,719,641	17,878	11,951,137	1	—	—	52,388	(21,054)	(111)	31,224
Accretion of redeemable convertible preferred stock to redemption value	—	314	—	—	—	—	(314)	—	—	(314)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	-
Net income	—	—	—	—	—	—	—	5,701	—	5,701
BALANCE, March 31, 2023	6,719,641	$18,192	11,951,137	$1	—	$—	$52,074	$(15,353)	$(111)	$36,611
Net exercise of DTIH stockholders stock options			36,163	—	—	—	-	—	—	—
Exchange of DTIH redeemable convertible preferred stock for DTIC Common Stock	(6,719,641)	(18,192)	6,719,641	1	—	—	7,192	—	—	7,193
Issuance of DTIC Common Stock to former holders of DTIH redeemable convertible preferred stock in connection with Exchange Agreements	—	—	2,042,181	—	—	—	10,805	—	—	10,805
Merger, net of redemptions and transaction costs	—	—	5,711,721	1	—	—	(8,839)	—	—	(8,838)
Issuance of DTIC Common Stock in connection with the consummation of the PIPE Financing	—	—	2,970,296	—	—	—	30,000	—	—	30,000
Stock-based compensation	—	—	337,429	—	—	—	3,986	—	—	3,986
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	-	—	(207)	(207)
Net income	—	—	—	—	—	—	-	937	-	937
BALANCE, June 30, 2023	—	$—	29,768,568	$3	—	$—	$95,218	$(14,416)	$(318)	$80,487
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	90	90
Net income	—	—	—	—	—	—	—	4,287		4,287
BALANCE, September 30, 2023	—	$—	29,768,568	$3	—	$—	$95,218	$(10,129)	$(228)	$84,864

* Shares of legacy redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock
(In thousands, except share and per share data)	Shares		Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, December 31, 2023	29,768,568		$3	$95,218	$(6,306)	$(225)	$88,690
Stock-based compensation	—		—	208	—	—	208
Foreign currency translation adjustment, net of tax	—		—	—	—	(511)	(511)
Net income	—		—	—	3,126	—	3,126
BALANCE, March 31, 2024	29,768,568		3	95,426	(3,180)	(736)	91,513
Stock-based compensation	—		—	413	—		413
Exercise of stock options	16,556		—	255	(290)		(35)
Shares issued due to vesting of restricted stock units	74,440		—	442	—	—	442
Foreign currency translation adjustment, net of tax	—		—	—	—	102	102
Net income	—		—	—	365		365
BALANCE, June 30, 2024	29,859,564		$3	$96,536	$(3,105)	$(634)	$92,800
Issuance of Common Stock related to business combination	4,845,132		$—	$27,714	—	—	27,714
Accelerated vesting of substitute stock options	—	—	—	$138	—	—	138
Stock-based compensation	—	—	—	$508	—	—	508
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,163	1,163
Net income	—	—	—	—	867		867
BALANCE, September 30, 2023	34,704,696		$3	124,896	$(2,238)	$529	$123,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$4,359	$10,925
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,232	15,035
Amortization of deferred financing costs	226	88
Non-cash lease expense	3,620	3,418
Provision for excess and obsolete inventory	—	22
Provision for excess and obsolete property and equipment	286	381
Provision for credit losses	42	502
Deferred tax expense	(1,301)	3,741
Gain on sale of property	(72)	(68)
Loss on asset disposal	27	—
Realized loss on interest rate swaps	—	4
Unrealized gain on equity securities	(368)	148
Realized loss on equity securities	12	—
Gross profit from sale of lost-in-hole equipment	(7,348)	(13,968)
Stock-based compensation expense	1,572	3,986
Changes in operating assets and liabilities:
Accounts receivable, net	2,086	(577)
Prepaid expenses and other current assets	(633)	(92)
Inventories, net	(2,883)	(2,876)
Operating lease liabilities	(3,416)	(3,311)
Accounts payable	(2,802)	(888)
Accrued expenses and other current liabilities	(916)	1,014
Net cash flows from operating activities	9,723	17,484
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(38,670)	—
Proceeds from sale of equity securities	1,244	—
Proceeds from sale of property, plant and equipment	77	126
Purchases of property, plant and equipment	(19,678)	(36,776)
Proceeds from sale of lost-in-hole equipment	10,895	16,623
Net cash from investing activities	(46,132)	(20,027)
Cash flows from financing activities:
Proceeds from Merger and PIPE Financing, net of transaction costs	—	23,162
Payment of deferred financing costs	(721)	(322)
Proceeds from revolving line of credit	30,062	71,646
Payments on revolving line of credit	(8,898)	(89,995)
Proceeds from Term Loan	25,000	—
Repayment of Term Loan	(2,083)	—
Payments to holders of DTIH redeemable convertible preferred stock in connection with retiring their DTI stock upon the Merger	—	(194)
Net cash from financing activities	43,360	4,297
Effect of changes in foreign exchange rates	(993)	(117)
Net change in cash	5,958	1,637
Cash at beginning of period	6,003	2,352
Cash at end of period	$11,961	$3,989
Supplemental cash flow information:
Cash paid for interest	$1,488	$901
Cash paid for income taxes	$256	$2,546
Non-cash investing and financing activities:
Fair value of CTG liabilities assumed in CTG Acquisition	$3,162	$—
Fair value of SDPI liabilities assumed in SDPI Acquisition	$6,246	$—
ROU assets obtained in exchange for lease liabilities	$5,737	$3,002
Non-cash recovery of note receivable	$453	$—
Net exercise of stock options	$254	$—
Shares withheld from exercise of stock options for payment of taxes	$36	$—
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	$1,592	$451
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$—	$1,733
Non-cash directors and officers insurance	$—	$1,063
Non-cash Merger financing	$—	$2,000
Exchange of DTIH redeemable convertible preferred stock for DTIC Common Stock in connection with the Merger	$—	$7,193
Issuance of DTIC Common Stock to former holders of DTIH redeemable convertible preferred stock in connection with Exchange Agreements	$—	$10,805
Accretion of redeemable convertible preferred stock to redemption value	$—	$314

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

On March 6, 2024, the Company entered into an agreement and plan of merger (the "Merger Agreement") by and among the Company, Superior Drilling Products, Inc., a Utah corporation (“SDPI”), DTI Merger Sub I, Inc., a Delaware corporation and directly wholly owned subsidiary of the Company (“Merger Sub I”), and Merger DTI Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the ComApany (“Merger Sub II”), pursuant to which Merger Sub I merged with and into SDPI (the “First Merger”), with SDPI surviving as a wholly owned subsidiary of DTI and upon the effective time of the First Merger (the “First Effective Time”), SDPI, as the surviving corporation of the First Merger, merged with and into Merger Sub II (the “Second Merger,” and together with the First Merger, the “Merger”), with Merger Sub II surviving as a wholly owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, the closing of the Merger occurred on July 31, 2024 (the “SDPI Closing Date” or “SDPI Closing”) for total consideration of $47.9 million. For further details regarding the acquisition, refer to Note 2 - "Business Combinations."

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

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with U.S. GAAP and, in the opinion of the Company, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024, and its results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The condensed consolidated balance sheet at December 31, 2023, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Foreign Currency Translation and Transactions

The Company has determined that the functional and reporting currency for its operations across the globe is the functional currency of the Company’s international subsidiaries. Accordingly, all foreign balance sheet accounts have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the unaudited condensed consolidated statements of income and comprehensive income have been translated at the average rates during the reporting period. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of shareholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the unaudited condensed consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2024 and 2023, aggregate transaction gains and losses included in the unaudited condensed consolidated statements of income and comprehensive income were immaterial.

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

The Company recognizes revenues from renting tools on a straight-line basis. The Company’s rental contracts are billed daily, monthly, or per well. As part of this straight-line methodology, when the equipment is returned, the Company recognizes as incremental revenue the excess, if any, between the amount the customer is contractually required to pay, which is based on the rental contract period applicable to the actual number of days the drilling tool was out on rent, over the cumulative amount of revenue recognized to date. In any given accounting period, the Company will have customers return the drilling tool and be contractually required to pay the Company more than the cumulative amount of revenue recognized to date under the straight-line methodology. Additionally, the Company has rental contracts that are based on usage, either on a per footage or per well basis. As these types of rental contracts primarily consist of variable lease payments, which are unknown at commencement, revenue is recognized when the changes in the factor on which the contingent lease payments are based occur. When the customer returns the rental equipment and the footage or usage becomes known, the Company recognizes revenue.

The Company records the amounts billed to customers in excess of recognizable revenue as deferred revenue on its unaudited condensed consolidated balance sheets.

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

Product Sales

Product sales consist of charges for rented tools that are damaged beyond repair, charges for lost-in-hole, and charges for lost-in-transit while in the care, custody or control of the Company’s customers, drill bit manufacturing and refurbishment, and other charges for made to order product sales. Product sales are accounted for under Topic 606.

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

The performance obligation for made to order product sale and drill bit manufacturing and refurbishments is satisfied and revenue is recognized at a point in time when control of the asset transfers to the customer, which typically occurs upon delivery of the product or when the product is made available to the customer for pickup at the Company’s shipping dock. Additionally, pursuant to the contractual terms with the Company’s customers, the customer must notify the Company of, and purchase from the Company, any rented tools that are damaged beyond repair, lost-in-hole, or lost-in-transit while in the care, custody or control of the Company’s customers. Revenue is recognized for these products at a point in time upon the customer’s notification to the Company of the occurrence of one of these noted events.

The Company does not have any revenue expected to be recognized in the future related to remaining performance obligations or contracts with variable consideration related to undelivered performance obligations. There was no revenue recognized in the current period from performance obligations satisfied in previous periods.

Revenue per geographic location

Revenue generated was concentrated within the United States. For the three and nine months ended September 30, 2024, the revenue generated within the United States was $31.7 million and $96.9 million respectively, or 79% and 85% of total revenues. For the three and nine months ended September 30, 2024, the revenue generated outside the United States, in Canada and International, was $8.4 million and $17.7 million, respectively, or 21% and 15% of total revenues. For the three and nine months ended September 30, 2023, the revenue generated within the United States was $34.9 million and $106.6 million , respectively, or 92% and 91% of total revenues. For the three and nine months ended September 30, 2023, the revenue generated outside the United States, in Canada and Internationl was $3.2 million and $10.2 million, respectively, or 8% and 9% of total revenues.

Contract Assets and Contract Liabilities

Contract assets represent the Company’s rights to consideration for work completed but not billed. As of September 30, 2024 and December 31, 2023, the Company had contract assets of $4.0 million and $4.2 million, respectively. Contract assets were recorded in accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of September 30, 2024 and December 31, 2023, the Company did not have any material contract liabilities. All deferred revenues are expected to be recognized during the following 12 months, and they were recorded in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024 and December 31, 2023, the allowance for credit losses totaled $1.3 million and $1.5 million, respectively.

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

For the three and nine months ended September 30, 2024 and 2023, management determined that there were no triggering events necessitating impairment testing of property, plant, and equipment or intangible assets.

Investments - Equity Securities

Equity securities are stated at fair value. Unrealized gains and losses are reflected in the unaudited condensed consolidated statements of income and comprehensive income. The Company periodically reviews the securities for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the three months ended September 30, 2024, the Company settled all investments in equity securities for a realized loss of $12 thousand.

Redeemable Convertible Preferred Stock

Prior to the closing of the Merger, there were outstanding shares of DTIH Series A redeemable convertible preferred stock ("Redeemable Convertible Preferred Stock"), which was classified outside of permanent equity in mezzanine equity on the unaudited condensed consolidated balance sheets as it was redeemable on a fixed date.

Upon the closing of the Merger, all of the Redeemable Convertible Preferred Stock was canceled in exchange for DTIC common stock and the right to receive cash. Accordingly, there was no Redeemable Convertible Preferred Stock outstanding as of September 30, 2024 and December 31, 2023.

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

The Board has not issued any shares of any classes or series of preferred stock as of September 30, 2024, and through the date these financial statements were available to be issued.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expenses over the requisite service period. The Company historically granted stock-based compensation awards with performance based vesting conditions. These options all vested upon the closing of the Merger with ROC. Subsequent to the closing of the merger with ROC, the Company’s stock-based compensation awards granted are subject to service based and performance based vesting conditions. Pursuant to ASC 718-10-35-8, the Company recognizes compensation cost for stock awards with only service conditions that have a graded vesting schedule on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. ASC 718 requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options and restricted stock awards, be measured based on the grant-date fair value of the award. The Company determines the fair value of stock options granted using the Black-Scholes-Merton option-pricing model (“Black-Scholes model”) and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period, net of estimated forfeitures. The Board considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors considered include, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the redeemable convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as the sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares.

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

The Company follows guidance issued by the FASB in accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the unaudited condensed consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits and upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the unaudited condensed consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. The Company has no uncertain tax positions at September 30, 2024 and December 31, 2023. The Company believes there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the unaudited condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2024 and 2023.

Derivative Financial Instruments

From time to time, the Company may enter into derivative instruments to manage exposure to interest rate fluctuations. During 2016, the Company entered into an interest swap agreement with respect to amounts outstanding under its revolving line of credit.

The Company’s interest rate swap is a pay-fixed, receive-variable interest rate swap based on SOFR swap rate. The SOFR swap rate is observable at commonly quoted intervals for the full term of the swap and therefore is considered a Level 2 item. For interest rate swaps in an asset position, the credit standing of the counterparty is analyzed and factored into the fair value measurement of the asset. The impact of the Company’s creditworthiness has also been factored into the fair value measurement of the interest rate swap in a liability position. For the three and nine months ended September 30, 2024 the application of valuation techniques applied to similar assets and liabilities has been consistent.

This arrangement was designed to manage exposure to interest rate fluctuations by effectively exchanging existing obligations to pay interest based on floating rates for obligations to pay interest based on a fixed rate. These derivatives are marked-to-market at the end of each quarter and the realized/unrealized gain or loss is recorded as interest expense.

The interest swap agreement was settled on July 10, 2023. Upon settlement, the swap had a fair value of $0.4 million. For the three and nine months ended September 30, 2023, the settlement resulted in a realized loss of $4 thousand. No new interest swaps were entered into subsequently or during the nine months ended September 30, 2024.

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

Asset and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Assets at Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Investments, equity securities	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Investments, equity securities	$888	$—	$—	$888
Total assets at fair value	$888	$—	$—	$888

As of September 30, 2024, the Company did not have any Level 1, 2, or 3 assets or liabilities. As of December 31, 2023, the Company did not have any Level 2 or 3 assets or liabilities.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, and accounts payable. The carrying amount of such instruments approximates fair value due to their short-term nature. Additionally, the Company carries long-term debt at its amortized cost, which approximates fair value.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s customer concentration may impact its overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.

During the three months ended September 30, 2024 and 2023, the Company generated approximately 29% and 28%, respectively, of its revenue from 2 customers. During the nine months ended September 30, 2024 and 2023, the Company generated approximately 28% and 28%, respectively, of its revenue from 2 customers. Amounts due from these customers included in accounts receivable at September 30, 2024 and December 31, 2023 were approximately $5.8 million and $8.6 million, respectively.

During the three months ended September 30, 2024, the Company had 2 vendors that represented approximately 25% of purchases. During the three months ended September 30, 2023, the Company had 1 vendor that represented approximately 15% of purchases. During the nine months ended September 30, 2024 and 2023, the Company had 2 vendors that represented approximately 25% and 21% of purchases, respectively. Amounts due from these vendors included in accounts payable at September 30, 2024 and December 31, 2023 were approximately $0.1 million and $1.8 million, respectively.

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

Operating Segment

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding resource allocation and assessing performance. The Company’s Chief Executive Officer and Chief Financial Officer work together as the CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operations decisions, allocating resources and evaluating financial performance. Consequently, the Company has determined it operates in one operating and reportable segment as of September 30, 2024.

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

NOTE 2 – BUSINESS COMBINATIONS

Acquisition of CTG

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

The excess of the purchase price over the fair values of the net identifiable tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits as a result of the acquisition that will enhance the services available to both new and existing customers and increase the Company’s competitive position. Goodwill will be evaluated for impairment at least annually. Goodwill attributable to the CTG Acquisition is not deductible for tax purposes. During the three months ended June 30, 2024, a measurement period adjustment was identified as it relates to assumed accrued liabilities. The total measurement period adjustment was $0.5 million. The measurement period adjustment impacted the goodwill recognized on March 15, 2024. As of September 30, 2024, the Company is substantially complete with the process of allocating the purchase price and valuing the acquired assets and liabilities assumed.

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

The Company incurred acquisition-related costs of $0.3 million during the nine months ended September 30, 2024, which are included in other income (expense), net in the condensed consolidated statement of income and comprehensive income.

The Company’s condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2024 include CTG’s revenues of $3.9 million and $8.7 million, respectively and net income of $0.6 million and $1.4 million, respectively. CTG’s revenues and net income included in the Company’s condensed consolidated statement of income and comprehensive income for the nine months ended September 30, 2024 are from the CTG Acquisition Date through September 30, 2024.

Supplemental Pro Forma Information

The unaudited supplemental pro forma financial results below for the three and nine months ended September 30, 2024 and 2023, combine the consolidated results of the Company and CTG, giving effect to the CTG Acquisition as if it had been completed on January 1, 2023. This unaudited supplemental pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2023, or any other date.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Pro forma revenue	$40,093	$37,775	$117,972	$130,606
Pro forma net income	$1,299	$4,234	$4,293	$12,702

The unaudited supplemental pro forma financial information in the table above contains material nonrecurring pro forma adjustments to remove interest expense on CTG's debt as it is assumed that the business combination occurred and the debt was paid off on January 1, 2023.

Acquisition of Superior Drilling Products, Inc.

On March 6, 2024, the Company entered into the Merger Agreement by and among the Company, SDPI, Merger Sub, Merger Sub II, pursuant to the First Merger, with SDPI surviving as a wholly owned subsidiary of DTI and upon the effective time of the First Merger, SDPI, as the surviving corporation of the First Merger, merged with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of the Company.

In accordance with the terms of the Merger Agreement, the closing of the Merger occurred on July 31, 2024 (the “SDPI Closing Date” or “SDPI Closing”) for total consideration of $47.9 million. The consideration for the Merger of $47.9 million is comprised of the following items (in thousands):

Cash paid to holders of SDPI Common Stock(1)	$13,668
Cash payment of SDPI transaction costs	2,907
Cash repayment of SDPI debt	2,278
Cash payment to holders of SDPI Restricted Stock	1,806
Cash severance payment to former SDPI employee(2)	233
Fair value of DTI Common Stock issued in exchange for outstanding SDPI Common Stock(3)	27,714
Fair value of replacement awards issued to holders of SDPI Options	138
Effective settlement of preexisting relationship between DTI and SDPI(4)	(828)
Fair value of consideration transferred	$47,916

(1) Represents cash consideration paid to holders of SDPI common stock, which consisted of (i) payment of $0.4 million to holders of SDPI common stock who elected to receive cash election consideration of $1.00 per share of SDPI common stock held pursuant to the terms of the Merger Agreement; (ii) payment of $4.3 million to SDPI stockholders who did not make an election to receive either cash election consideration or stock election consideration and, therefore, pursuant to the terms of the Merger Agreement, automatically received the cash election consideration of $1.00 per share of SDPI common stock held; and (iii) payment of $9.0 million to holders of SDPI common stock whereby the stock election shares exceeded the maximum share amount, as described in the Merger Agreement, which triggered the proration provision described in the Merger Agreement.

(2) Represents a severance payment made in accordance with the terms of an employment agreement between SDPI and an employee that was entered into prior to contemplation of the Merger Agreement. The agreement contained a provision whereby a change in control event would trigger a severance payment, and it was determined that the closing of the Merger triggered the requirement for such a payment to be made. Upon the SDPI Closing, DTI paid the severance payment on SDPI’s behalf.

(3) Represents the fair value of the shares of DTI common stock issued to holders of SDPI common stock as consideration for the Merger. Holders of SDPI common stock received 4,845,132 shares of DTI's common stock with an aggregate fair value of $27.7 million, which was calculated using the quoted market price of DTI common stock of $5.72 per share on the SDPI Closing Date.

(4) Represents the effective settlement of DTI’s accounts payable to SDPI as DTI was a customer of SDPI's prior to the SDPI Closing.

The Company previously held an equity interest in SDPI that was acquired and held prior to the SDPI Closing Date. The Company’s previously held interest was remeasured to its fair value of $1.2 million based on the market price of SDPI’s common stock on the SDPI Closing Date. This remeasurement resulted in a $0.4 million loss included in the Company’s condensed consolidated statement of income and comprehensive income for the three months ended September 30, 2024 and a total gain of $0.4 million included in the Company’s condensed consolidated statement of income and comprehensive income for the nine months ended September 30, 2024. The fair value of DTI’s previously held equity interest in SDPI was included in the measurement of goodwill on the SDPI Closing Date.

SDPI is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. In addition, SDPI is a manufacturer and refurbisher of polycrystalline diamond compact drill bits for leading oil field services companies. The acquisition furthers the Company's growth strategy as a premier provider of technologically differentiated solutions and services for the global oil & gas drilling industry. The SDPI acquisition allows the company to vertically integrate around our proven and successful Drill-N-Ream® tool, gain global rights to run this tool, continue the Vernal, UT bit repair business supporting major OEMs of PDC drill bits, and leverage their high-spec machine shop. In addition, we acquired over 30 patents and patents pending, the majority of which have been granted.

The acquisition of SDPI has been accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company has been treated as the accounting acquirer. Accordingly, SDPI's tangible and identifiable intangible assets acquired and its liabilities assumed were recorded at their estimated fair values on the SDPI Closing Date. The purchase price allocation for the Merger is preliminary and subject to revision, primarily relating to information pertaining to inventory. Additional information that existed as of the SDPI Closing Date may become known during the remainder of the measurement period, which will not extend beyond one year from the SDPI Closing Date.

The preliminary allocation of the purchase is as follows (in thousands):

Assets acquired:
Cash	$1,726
Accounts receivable, net	1,239
Related party note receivable, current	1,231
Inventories, net	2,800
Prepaid expenses and other current assets	573
Property, plant and equipment, net	10,213
Related party note receivable, noncurrent	4,193
Operating lease right-of-use asset	2,662
Intangible assets, net	22,850
Deposits and other long-term assets	200
Total assets acquired	47,687
Liabilities assumed:
Accounts payable	370
Current portion of operating lease liabilities	147
Accrued expenses and other current liabilities	1,804
Deferred tax liabilities, net	881
Deferred income	675
Operating lease liabilities, less current portion	2,368
Total liabilities assumed	6,245
Total identifiable net assets	41,442
Goodwill	7,718
Total net assets acquired and goodwill	$49,160

The following table presents a preliminary reconciliation of the fair value of consideration transferred and the fair value of DTI’s investment in SDPI that was acquired and held prior to Closing which is included in the calculation of goodwill (in thousands):

Fair value of consideration transferred	$47,916
Fair value of DTI's investment in SDPI that was acquired and held prior to Closing	1,244
Total fair value consideration transferred and fair value of DTI's investment in SDPI that was acquired and held prior to Closing	$49,160

The excess of the fair value of the consideration transferred and the fair value of DTI’s previously held investment in SDPI over the fair values of the net identifiable tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits as a result of the acquisition that will enhance the services available to both new and existing customers and increase the Company’s competitive position. Goodwill will be evaluated for impairment at least annually. Goodwill attributable to the acquisition of SDPI is not deductible for tax purposes.

The following table sets forth the amounts allocated to the identified intangible assets, the estimated useful lives of those intangible assets as of the SDPI Closing Date, and the methodologies used to determine the fair values of those intangible assets ($ in thousands):

	Fair value	Useful life (in years)	Fair value methodology

Customer relationships	$13,400	15	Multi-period Excess Earnings Method
Developed technology	8,600	15	Relief-From-Royalty Method
Trade names	800	15	Relief-From-Royalty Method
Backlog	50	0.4	Multi-period Excess Earnings Method
Total intangible assets	$22,850

The intangible assets acquired are expected to be amortized over their useful lives on a straight-line basis.

The Company incurred acquisition-related costs of $0.6 million and $1.7 million during the three and nine months ended September 30, 2024, respectively, which are included in other expense, net in the condensed consolidated statements of income and comprehensive income.

The Company’s condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2024 include SDPI's revenues of $2.2 million and net loss of $0.7 million from the SDPI Closing Date to September 30, 2024.

Supplemental Pro Forma Information

The unaudited supplemental pro forma financial results below for the three and nine months ended September 30, 2024 and 2023, combine the consolidated results of the Company and SDPI, giving effect to the Merger as if it had been completed on January 1,

2023. The unaudited supplemental pro forma financial results to not give effect to the impact of the CTG Acquisition. This unaudited supplemental pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2023, or any other date.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Pro forma revenue	$40,663	$40,517	$120,140	$124,928
Pro forma net income/(loss)	$(2,349)	$4,000	$(3,304)	$8,883

The unaudited supplemental pro forma financial information in the table above contains material nonrecurring pro forma adjustments to (i) record acquisition-related costs incurred by the Company prior to the SDPI Closing Date in the amount of $0.6 million and (ii) to record stock compensation expense of $0.5 million for SDPI options that vested upon the closing of the acquisition of SDPI.

NOTE 3 – REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company identified certain errors in its previously issued September 30, 2023 interim unaudited condensed consolidated financial statements related to the presentation between cost of tool rental revenue and cost of product sale revenue. Through management's review of classification within the consolidated statements of income and comprehensive income, the Company identified that the cost of revenue for the sale of accessories was historically presented within cost of tool rental revenue, as opposed to correctly presented within cost of product sale revenue, whereas the associated accessory revenue is presented in product sale revenue.

Management evaluated these errors in accordance with SEC Staff Accounting Bulletin Number 99, Materiality (“SAB 99”), which is since codified in Accounting Standards Codification 250, Accounting Changes and Error Corrections (“ASC 250”). The Company performed a quantitative and qualitative assessment of the errors and determine that the errors did not have a material impact to previously issued financial statements. Management noted that the presentation errors identified resulted in a net zero impact to total operating costs and expenses, income from operations, or net income. Therefore, these immaterial errors have been corrected in the current period in accordance with the guidance under SAB 99 and ASC 250.

The unaudited condensed consolidated financial statements presented herein for the three and nine months ended September 30, 2023 have been revised to correct the errors described above in accordance with SEC SAB Topic 1.M, as codified in ASC 250.

	Three months ended September 30,
(In thousands, except share and per share data)	As Previously Reported	Total Adjustment	As Revised
Cost of tool rental revenue	$7,956	$(619)	$7,337
Cost of product sale revenue	1,195	619	1,814

	Nine months ended September 30,
(In thousands, except share and per share data)	As Previously Reported	Total Adjustment	As Revised
Cost of tool rental revenue	$23,785	$(2,207)	$21,578
Cost of product sale revenue	3,655	2,207	5,862

NOTE 4 – INVESTMENTS – EQUITY SECURITIES

The following table shows the cost and fair value of the Company’s investments in equity securities (in thousands):

	Cost	Unrealized Gain	Fair Value
September 30, 2024	$—	$—	$—

	Cost	Unrealized Loss	Fair Value
December 31, 2023	$999	$(111)	$888

Unrealized holding losses on equity securities for the three months ended September 30, 2024 and 2023 were approximately $0.4 million and $0.5 million, respectively. Unrealized holding gains on equity securities for the nine months ended September 30, 2024 were approximately $0.4 million while unrealized holding losses for the nine months ended September 30, 2023 were $0.1 million. On July 31, 2024, the Company elected cash for the shares owned in SDPI. The Company received $1.2 million in cash and recognized a realized loss of $12 thousand. Refer to Note 2 - Business Combinations for more information.

NOTE 5 – BALANCE SHEET DETAILS - CURRENT ASSETS AND CURRENT LIABILITIES

Inventories, net

The following table shows the components of inventory (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$13,365	$5,022
Work in progress	$1,362	$—
Finished goods	2,841	16
Total inventories	17,568	5,038
Allowance for obsolete inventory	(216)	(4)
Inventories, net	$17,352	$5,034

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses:
Deposits on inventory	$1,896	$2,146
Prepaid income tax	869	362
Prepaid insurance	1,368	1,110
Prepaid rent	452	372
Prepaid equipment	—	331
Prepaid other	382	214
Other current assets:
Other	—	18
Total	$4,967	$4,553

Accrued expenses and other current liabilities

The following table shows the components of accrued expenses and other current liabilities (in thousands):

	September 30, 2024	December 31, 2023
Accrued expenses:
Accrued compensation and related benefits	$4,716	$4,999
Accrued insurance	957	978
Accrued transaction advisory fees	—	1,000
Accrued professional services	44	189
Accrued interest	367	58
Accrued property taxes	916	60
Accrued monitoring fees	373	373
Other	426	147
Other current liabilities:
Income tax payable	3,523	1,586
Sales tax payable	37	71
Unbilled lost-in-hole revenue	303	76
Deferred revenue	675	1,042
Total accrued expenses and other current liabilities	$12,337	$10,579

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

The following table shows the component of property, plant and equipment, net (in thousands):

	Estimated Useful Lives (in Years)	September 30, 2024	December 31, 2023
Rental tools and equipment	3-10	$205,223	$188,949
Buildings and improvements	5-40	7,083	6,672
Office furniture, fixtures and equipment	3-5	2,470	2,389
Transportation and equipment	3-5	715	793
Total property, plant and equipment		215,491	198,803
Less: accumulated deprecation		(139,395)	(133,003)
Property, plant and equipment, net (excluding construction in progress)		76,095	65,800
Construction in progress		1,565	-
Property, plant and equipment, net		$77,660	$65,800

Total depreciation expense for the three months ended September 30, 2024 and 2023 was approximately $5.8 million and $5.3 million, respectively. Total depreciation expense for the nine months ended September 30, 2024 and 2023 was approximately $16.7 million and $15.0 million, respectively. The Company has not acquired any property, plant and equipment under capital leases.

Property, plant and equipment, net, is concentrated within the United States. As of September 30, 2024 and December 31, 2023, property, plant and equipment, net held within the United States was $67.7 million and $63.0 million,or 87% and 96% of total property, plant and equipment, net, respectively. As of September 30, 2024 and December 31, 2023, property, plant and equipment, net held outside the United States, in Canada and International, was $9.9 million and $2.8 million, or 13% and 4% of total property, plant and equipment, net, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

The following table shows the components of intangible assets, net (in thousands):

	Useful Lives (in Years)	September 30, 2024	December 31, 2023
Trade name	10-15	$2,927	$1,280
Developed Technology	13-20	12,251	270
Customer Relationships	15-20	17,563	—
Total intangible assets		32,741	1,550
Less: accumulated amortization		(1,875)	(1,334)
Intangible assets, net		$30,866	$216

Total amortization expense for the three months ended September 30, 2024 and 2023 was approximately $0.4 million and $12 thousand, respectively. Total amortization expense for the nine months ended September 30, 2024 and 2023 was approximately $0.5 million and $35 thousand, respectively.

NOTE 8 – REVOLVING CREDIT FACILITY AND TERM LOAN

In December 2015, the Company entered into a credit facility with PNC Bank, National Association (the "Existing Credit Facility"). The facility provided for a revolving line of credit with a maximum borrowing amount totaling $60.0 million.

On March 15, 2024, the Company refinanced its revolving credit facility (the “Refinancing”) by entering into a Second Amended and Restated Revolving Credit, Term Loan and Security and Guaranty Agreement (the “Credit Facility”) with certain of the Company’s subsidiaries and PNC Bank, National Association as lender and as agent. Pursuant to the terms of the Credit Facility, the Company will be provided a revolving line of credit in a principal amount up to $80.0 million and a single draw term loan (the "Term Loan") in a principal amount of $25.0 million. The line of credit and the Term Loan mature in March 2029. The Credit Facility amends and restates the Company’s Existing Credit Facility under that certain Amended and Restated Revolving Credit, Term Loan, and Security Agreement, dated as of June 20, 2023, by and among the Company, certain of its subsidiaries, and PNC Bank National Association.

For the three and nine months ended September 30, 2024, the interest on the amount drawn on the Credit Facility and the outstanding Term Loan balance are based on the Secured Overnight Financing Rate ("SOFR") or the bank’s base lending rate plus applicable margin (approximately 9.50% and 9.20%, respectively, at September 30, 2024). The Credit Facility is collateralized by substantially all the assets of the Company.

As of September 30, 2024, the Company has drawn $21.2 million against the line of credit.

The Company is subject to various restrictive covenants associated with these borrowings including, but not limited to, a fixed charge ratio and a minimum amount of undrawn availability. As of September 30, 2024, the Company was in compliance with all restrictive covenants.

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

The Default Rate Derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the Default Rate Derivative was negligible as of September 30, 2024 and December 31, 2023 and therefore no amounts were recorded as of September 30, 2024 or December 31, 2023.

NOTE 9 – INCOME TAXES

The Company recorded an income tax benefit and expense on the unaudited condensed consolidated statements of income and comprehensive income of $0.4 million and $2.1 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded income tax expense on the unaudited condensed consolidated statements of income and comprehensive income of $0.4 million and $5.2 million for the nine months ended September 30, 2024 and 2023, respectively.

The income tax expense for the six months ended June 30, 2024 was calculated using a discrete approach. This methodology was used because changes in the Company's results of operations and acquisitions can materially impact the estimated annual effective tax rate. The Company’s effective tax rate for the nine months ended September, 2024 and 2023 were provisions of 8.7% and 32.3%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to the state taxes, foreign income taxes on the Company’s international operations, and permanent differences.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. There was no change to the valuation allowance during the three and nine months ended September 30, 2024 and 2023.

The Company is still evaluating the tax impact of the CTG and SDPI Acquisition, including the impact of the transaction costs. Additionally, the Company continues to evaluate the deferred tax assets and liabilities and corresponding valuation allowance in connection with the CTG Acquisition.

NOTE 10 – STOCK-BASED COMPENSATION

On June 20, 2023, the Company adopted the Drilling Tools International Corporation 2023 Omnibus Incentive Plan (the "2023 Plan"). The 2023 Plan became effective on the closing of the Merger. The 2023 Plan provides for the issuance of shares of Common Stock up to ten percent (10%) of the shares of outstanding Common Stock as of the closing of the Merger and automatically increases on the first trading day of each calendar year by the number of shares of Common Stock equal to three percent (3%) of the total number of outstanding Common Stock on the last day of the prior calendar year. The 2023 Plan allows for awards to be issued to employees, non-employee directors, and consultants in the form of options, stock appreciation rights, restricted shares, restricted stock units, performance based awards, other share-based awards, other cash-based awards, or a combination of the foregoing. As of September 30, 2024, there were 1,056,536 shares of Common Stock available for issuance under the 2023 Plan.

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

During the three and nine months ended September 30, 2023, there were no shares granted, exercised, or forfeited.

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

The following table summarizes our stock option activity for the nine months ended September 30, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
OUTSTANDING, December 31, 2023	2,361,722	$4.02	3.12	$—
Granted	2,670,374	3.04	—	—
Exercised	68,470	3.72	—	—
Forfeited	—	$—	—	—
OUTSTANDING, September 30, 2024	4,963,626	$3.49	6.32	$1,902
UNVESTED, September 30, 2024	2,600,000	$3.02	9.63	$1,851
EXERCISABLE, September 30, 2024	2,363,626	$4.03	2.67	$51

During the three months ended September 30, 2024, the Company recognized $0.4 million of stock-based compensation expense related to stock options within selling, general, and administrative expenses on the unaudited condensed consolidated statements of income and comprehensive income. During the nine months ended September 30, 2024, the Company recognized $1.0 million of stock-based compensation expense within selling, general, and administrative expenses on the unaudited condensed consolidated statements of income and comprehensive income. As of September 30, 2024, total unrecognized compensation expense related to the stock options totaled $3.5 million.

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

During the three and nine months ended September 30, 2024, the Company recognized $0.1 million and $0.5 million, respectively, of stock based compensation related to RSUs within selling, general, and administrative expenses on the unaudited condensed consolidated statements of income and comprehensive income related to the RSUs. As of September 30, 2024, unrecognized compensation expense related to the RSUs totaled $0.2 million

NOTE 11 – OTHER EXPENSES, NET

The following table shows the components of other expenses, net for the three months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30, 2024	Three months ended September 30, 2023
Transaction fees	$(1,857)	$(124)
HHLLC stock-based compensation	—	—
Interest income	36	—
Other, net	(622)	(11)
Other expense, net	$(2,443)	$(135)

The following table shows the components of other expenses, net for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Transaction fees	$(4,766)	$(2,339)
HHLLC stock-based compensation	—	(3,623)
Other, net	(546)	(256)
Interest income	71	48
Other expense, net	$(5,241)	$(6,170)

NOTE 12 – RELATED PARTY TRANSACTIONS

Management fees

For the three months ended September 30, 2024 and 2023, management fees paid to Hicks Holdings Operating LLC ("HHLLC"), a shareholder of the Company, were approximately $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2024 and 2023, management fees paid to Hicks Holdings Operating LLC were approximately $0.6 million and $0.9 million, respectively. Management fees paid to a shareholder are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

Director fees

For the three months ended September 30, 2024 and 2023, director fees paid to Board were approximately $0.1 million and $0.0 million, respectively. For the nine months ended September 30, 2024 and 2023, director fees paid to Board members were approximately $0.4 million and $0.1 million, respectively. Director fees are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

Leases

For the three months ended September 30, 2024 and 2023, the Company paid rent to Cree Investments, LLC, a shareholder of the Company, of approximately $13 thousand and $13 thousand, respectively, relating to the lease of a building. For the nine months ended September 30, 2024 and 2023, the Company paid rent expense to Cree Investments, LLC of approximately $38 thousand and $38 thousand, respectively, relating to the lease of a building. Future minimum lease payments related to this lease are included in the future minimum lease schedule in Note 13 - Leases.

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

Sale of trucks

During the three months ended September 30, 2024, the Company sold two trucks to employees of the Company. The transactions were conducted at fair market value, with a total sales price of $0.1 million. As of September 30, 2024, the Company did not have any receivables recorded on the balance sheet related to this transaction.

Related Party Note Receivable

On July 31, 2024 ("Closing Date"), the Company entered into the Sixth Amendment and Restated Promissory Note with Tronco Energy Corporation ("Tronco"), an entity owned by employees of the Company. Pursuant to the Sixth Amendment and Restated Promissory Note, Tronco will make payments to the Company of $1.3 million annually, commencing on the first anniversary of the Closing Date through the fifth anniversary of the Closing Date. Per the agreement, if the 20-day average stock price of DTI falls below $3.20 per share, the principal that otherwise would have been due shall be deferred and apportioned over the remaining payment dates under specified in the agreement Any payments due and not received by the Company before the fifth date following the anniversary date will bear interest from the date of nonpayment until paid equal to 3%. In accordance with ASC 805, the receivables fair value was measured at the present value of future cash flows upon the Closing Date. The carrying value of the note as of September 30, 2024 was $5.0 million.

NOTE 13 – LEASES

The Company leases various facilities and vehicles under noncancelable operating lease agreements. The remaining lease terms for our leases range from 1 month to 14 years. These leases often include options to extend the term of the lease which may be for periods of up to 5 years. When it is reasonably certain that the option will be exercised, the impact of the renewal term is included in the lease term for purposes of determining total future lease payments and measuring the ROU asset and lease liability. We apply the short-term lease policy election, which allows us to exclude from recognition leases with an original term of 12 months or less. We have not entered into any finance leases as of September 30, 2024.

For the three and nine months ended September 30, 2024, the components of the Company’s lease expense were as follows (in thousands):

	Three months ended September 30, 2024	Three months ended September 30, 2023
Operating Lease Cost	$1,647	$1,543
Short-term Lease Cost	34	33
Variable Lease Cost	96	78
Sublease Income	—	—
Total Lease Cost	$1,777	$1,654

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Operating Lease Cost	$4,725	$4,593
Short-term Lease Cost	104	96
Variable Lease Cost	287	242
Sublease Income	—	(76)
Total Lease Cost	$5,116	$4,855

Supplemental balance sheet information related to leases was as follows (in thousands):

Nine months ended September 30, 2024

Weighted-average remaining lease term (in years)	7.23
Weighted average discount rate	7.58%

Nine months ended
September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities	3,533

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2024 were as follows (in thousands):

2024	$1,528
2025	5,746
2026	5,084
2027	3,742
2028	3,055
Thereafter	12,254
Total lease payments	$31,411
Less: imputed interest	(7,437)
Present value of lease liabilities	$23,974

The Company leases downhole drilling tools to companies in the oil and natural gas industry. Such leases are accounted for in accordance with ASC 842. For the three and nine months ended September 30, 2024, tool rental revenue was approximately $28.1 million and $86.4 million, respectively. Our lease contract periods are short-term in nature and are typically daily, monthly, per well, or footage based. Due to the short term nature of the contracts, no maturity table is presented.

NOTE 14 – EMPLOYEE BENEFITS

The Company has a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code. All employees are auto enrolled at a 3% contribution, unless they opt out, beginning on the first plan entry date following six months of service. Plan entry dates are the first day of January and July. In March of 2020, the Company suspended any employee contribution match effective immediately and through the end of 2021. The match was reinstated on January 1, 2022. For 2022, the Company matched 150% of the first 3% of employee contributions, not to exceed $2 thousand per participant per calendar year. Employees vest in employer contributions over six years. The contribution is limited to the maximum contribution allowed under the Internal Revenue Service Regulations. The total expense for the three months ended September 30, 2024 and 2023 was approximately $0.1 million and $0.1 million, respectively. The total expense for the nine months ended September 30, 2024 and 2023 was approximately $0.5 million and $0.4 million, respectively.

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

NOTE 16 – EARNINGS PER SHARE

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

The following table sets forth the computation of the Company’s basic and diluted net earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$867	$4,287	$4,359	$10,925
Less: Redeemable Convertible Preferred Stock dividends	—	—	—	(314)
Net income attributable to common shareholders — basic	$867	$4,287	$4,359	$10,611
Add: Redeemable Convertible Preferred Stock dividends	—	—	—	314
Net income attributable to common shareholders — diluted	$867	$4,287	$4,359	$10,925
Denominator
Weighted-average common shares used in computing earnings per share — basic	33,072,097	29,768,568	30,893,602	18,608,708
Weighted-average effect of potentially dilutive securities:
Effect of potentially dilutive time-based stock options	363,581	204,686	412,309	651,996
Effect of potentially dilutive performance-based stock options	97,722	70,292	87,285	60,269
Effect of potentially dilutive restricted stock units	13,656	—	11,137	—
Effect of potentially dilutive redeemable convertible preferred stock	—	—	—	4,233,620
Weighted-average common shares outstanding — diluted	33,547,056	30,043,546	31,404,333	23,554,593
Earnings per share — basic	$0.03	$0.14	$0.14	$0.57
Earnings per share — diluted	$0.03	$0.14	$0.14	$0.46

As of September 30, 2024, the Company’s potentially dilutive securities consisted of options to purchase common stock. Based on the amounts outstanding as of the three and nine months ended September 30, 2024 and 2023, the Company excluded the following potential common shares from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Time-based options outstanding	162,237	140,135	140,135	140,135
Total	162,237	140,135	140,135	140,135

NOTE 16 – SUBSEQUENT EVENTS

Acquisition of European Drilling Projects B.V

On October 3, 2024, the Company announced the closing of the acquisition of European Drilling Projects B.V ("EDP"), a private company with limited liability, registered in the Dutch Commercial Register. EDP is a global provider of next-generation stabilizers, specialty reamers, and wellbore optimization technology for the drilling industry. The integration of EDP’s expertise aligns with the Company's international growth strategy and commitment to technological differentiation. The acquisition of EDP aims to reinforces the Company's position as a leader in providing innovative drilling solutions to the global oil and gas industry.

The acquisition will be accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805. The initial accounting for the business combination is in process, which includes a valuation analysis to value the assets and liabilities assumed as a result of the transaction. As such, the impact on the condensed consolidated financial statements cannot be estimated at this time.

Acquisition of Titan Tools Group Limited

On October 31, 2024, the Company announced the signing of a definitive agreement to acquire Titan Tools Services Ltd., a United Kingdom based downhole tool rental company (“Titan Tools”). The acquisition of Titan Tools is expected to close in the first quarter of 2025, subject to customary closing conditions and regulatory approvals. The initial accounting for this acquisition is in process, which includes conducting a valuation analysis to value the assets and liabilities being acquired as a result of the transaction. As a result, the impact on the condensed consolidated financial statements cannot be estimated at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of September 30, 2024, and for the three months ended June 30, 2024 and 2023, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. All dollar amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), unless otherwise indicated. Capitalized terms used in this section, but not otherwise defined, have the meanings ascribed to them in the Report.

Overview

We are a global oilfield services company that designs, engineers, manufactures and provides a differentiated, rental-focused offering of tools for use in onshore and offshore horizontal and directional drilling operations, as well as other cutting-edge solutions across the well life cycle. We now operate from 16 service and support centers across North America and maintains 11 international service and support centers across the Europe, Middle East, and Africa ("EMEA") regions and Asia-Pacific ("APAC") regions.

Our business model primarily centers on revenue generated from tool rentals and product sales. We generated revenue from total tool rentals and product sales of $40.1 million and $38.1 million for the three months ended September 30, 2024 and 2023, respectively, and had net income of $0.9 million and $4.3 million for those same periods. Additionally, we generated revenue from tool rentals and product sales of $114.6 million and $116.8 million for the nine months ended September 30, 2024 and 2023, respectively, and had net income of $4.4 million and $10.9 million for those same periods, respectively. As of September 30, 2024, we had cash and cash equivalents of $12.0 million, and an accumulated deficit of $2.2 million.

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

Recent Developments and Trends

Industry Update

In the first half of 2024, the oil and gas market witnessed a dynamic interplay of geopolitical tensions, supply concerns, and global demand fluctuations. Crude oil prices remained volatile, with benchmarks such as Brent and WTI experiencing fluctuations driven by a multitude of factors. Geopolitical tensions in key oil-producing regions, such as the Middle East, continued to influence market sentiment, leading to sporadic spikes in prices. Additionally, concerns over supply disruptions, particularly amidst conflicts and geopolitical uncertainties, added to the market’s unease. As the global market for crude oil has continued its recovery, technical recessions, specifically in China, have slowed progress and created fluctuations in global demand. As of September 30, 2024, the WTI oil price was approximately $68.75 per barrel.

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

Henry Hub natural gas spot prices have decreased from an average of $2.64 per one million British Thermal Units (“MMBtu”) in September 2023 to $2.28 per MMBtu in September 2024.

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

Notwithstanding the significant commodity price volatility over the past several years, we have seen decreases in drilling activity in the Western Hemisphere. Conversely, Eastern Hemisphere drilling activity has increased year over year. During the three and nine months ended September 30, 2024, the monthly average Western Hemisphere rig count was 947 and 946 rigs, respectively, compared to 1,007 and 1,062 rigs for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2024, the monthly average Eastern Hemisphere rig count was 736 and 752 rigs, respectively, compared to 739 and 725 rigs for the three and nine months ended September 30, 2023, respectively. However, notwithstanding the impact of longer laterals, improved rig efficiencies have partially offset the impact of this reduction.

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

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net:
Tool rental	$28,116	$29,361	$86,410	$90,639
Product sale	11,977	8,777	28,190	26,206
Total revenue, net	40,093	38,138	114,600	116,845
Cost and expenses:
Cost of tool rental revenue	4,076	7,337	17,558	21,578
Cost of product sale revenue	5,726	1,814	10,779	5,862
Selling, general, and administrative expense	19,855	16,552	57,415	50,999
Depreciation and amortization expense	6,185	5,303	17,232	15,035
Total costs and expenses	35,842	31,006	102,984	93,474
Operating Income	4,251	7,132	11,616	23,371
Other expense, net:
Interest expense, net	(1,038)	(73)	(2,030)	(995)
Gain (loss) on sale of property	19	—	61	68
Gain (loss) on remeasurement of previously held equity interest	(361)	(535)	368	(148)
Other income (expense), net	(2,443)	(135)	(5,241)	(6,170)
Total other expense, net	(3,823)	(743)	(6,842)	(7,245)
Income before income taxes	428	6,389	4,774	16,126
Income tax expense	439	(2,102)	(415)	(5,201)
Net income	$867	$4,287	$4,359	$10,925

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue, net

Our revenue, net consists of tool rental and product sale revenues.

	Three Months Ended September 30,		Change
(In thousands)	2024	2023	Amount	%
Tool rental	$28,116	$29,361	$(1,245)	(4)%
Product sale	$11,977	$8,777	$3,200	36%

Tool rental revenue decreased $1.2 million, or (4)%, to $28.1 million for the three months ended September 30, 2024 as compared to $29.4 million for the three months ended September 30, 2023. The decrease was primarily driven by decreased market activity in relation to our Directional Tool Rentals (“DTR”) division, the revenue of which decreased $2.5 million. The decrease was partially offset by an increase in our Premium Tools Division ("PTD"), the revenue of which increased $0.4 million and an increase at our Wellbore Optizimation Tools ("WOT") division, revenue of which increased $0.6 million.

Product sale revenue increased $3.2 million, or 36%, to $12.0 million for the three months ended September 30, 2024 as compared to $8.8 million for the three months ended September 30, 2023. The increase by additional product sales as it relates to Deep Casing ("DCT") which was acquired in March 2024 and the Diamond Products Division ("DPD"), which was acquired in August 2024. This increase was partially offset by lower tool recovery revenue for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Costs and Expenses

Cost of revenue

Our cost of revenue consists of cost of tool rental revenue and cost of product sale revenue.

	Three Months Ended September 30,		Change
(In thousands)	2024	2023	Amount	%
Cost of tool rental revenue	$4,076	$7,337	$(3,261)	(44)%
Cost of product sale revenue	$5,726	$1,814	$3,912	216%

Cost of tool rental revenue decreased $3.3 million, or (44)%, to $4.1 million for the three months ended September 30, 2024 as compared to $7.3 million for the for the three months ended September 30, 2023. The decrease in cost of tool rental revenue was primarily driven by a decrease in labor and repairs cost due to the decrease in rental activity.

Cost of product sale revenue increased $3.9 million, or 216%, to $5.7 million for the three months ended September 30, 2024 as compared to $1.8 million for the for the three months ended September 30, 2023. The increase in cost of product sale revenue was primarily driven by additional cost of product sales from Deep Casing and DPD, offset by a decrease in cost of product sales associated with tool recovery.

Selling, General, and Administrative Expense

	Three Months Ended September 30,		Change
(In thousands)	2024	2023	Amount	%
Selling, general, and administrative expense	$19,855	$16,552	$3,303	20%

Selling, general, and administrative expense increased $3.3 million, or 20%, to $19.9 million for the three months ended September 30, 2024 as compared to $16.6 million for the three months ended September 30, 2023. This increase was primarily driven by an increase in personnel related fees and other costs associated with the public company transition. No other driver of this increase was significant.

Depreciation and Amortization expense

	Three Months Ended September 30,		Change
(In thousands)	2024	2023	Amount	%
Depreciation and amortization expense	$6,185	$5,303	$882	17%

Depreciation and amortization expenses increased $0.9 million, or 17%, to $6.2 million for the three months ended September 30, 2024 as compared to $5.3 million for the three months ended September 30, 2023. The increase was primarily due an increase in depreciation expense resulting from a higher property, plant and equipment balance as of September 30, 2024.

Other expense, net

Interest Expense, net

	Three Months Ended September 30,		Change
(In thousands)	2024	2023	Amount	%
Interest expense, net	$(1,038)	$(73)	$965	1,322%

Interest expense increased $965 thousand, or 1322%, to $1.0 million for the three months ended September 30, 2024 as compared to $0.1 million for the three months ended September 30, 2023. The increase was primarily due to an increase in interest expense on the term loan entered into in March 2024 and the Credit Facility, which was drawn on during three months ended September 30, 2024.

Other Expense, net

	Three Months Ended September 30,		Change
(In thousands)	2024	2023	Amount	%
Other expense, net	$(2,443)	$(135)	$(2,308)	(1,709.6%)

Other expense for the three months ended September 30, 2024 was $2.4 million, a increase of $2.3 million, or (1710)%, compared to the three months ended September 30, 2023. The increase was primarily due to increased transaction costs related to the completion of the acquisition of SDPI during the third quarter of 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenue, net

Our revenue, net consists of tool rental and product sale revenues.

	Nine Months Ended September 30,		Change
(In thousands)	2024	2023	Amount	%
Tool rental	$86,410	$90,639	$(4,229)	(5)%
Product sale	$28,190	$26,206	$1,984	8%

Tool rental revenue decreased $4.2 million, or (5)%, to $86.4 million for the nine months ended September 30, 2024 as compared to $90.6 million for the nine months ended September 30, 2023. The decrease was primarily driven by decreased market activity across certain divisions, especially in relation to our DTR division, the revenue of which decreased $8.0 million and our PTD division, the revenue of which decreased $0.9 million. These decreases were offset by increases at our WOT division, the revenue of which increased by $2.3 million and DCT, the revenue of which increased $0.6 million.

Product sale revenue decreased $2.0 million, or 8%, to $28.2 million for the nine months ended September 30, 2024 as compared to $26.2 million for the nine months ended September 30, 2023. The decrease was primarily driven by higher than average rental tool recovery events in the nine months ended September 30, 2023, partially offset by additional product sales at DCT and DPD for the nine months ended September 30, 2024.

Costs and Expenses

Cost of revenue

Our cost of revenue consists of cost of tool rental revenue and cost of product sale revenue.

	Nine Months Ended September 30,		Change
(In thousands)	2024	2023	Amount	%
Cost of tool rental revenue	$17,558	$21,578	$(4,020)	(19)%
Cost of product sale revenue	$10,779	$5,862	$4,917	84%

Cost of tool rental revenue decreased $4.0 million, or (19)%, to $17.6 million for the nine months ended September 30, 2024 as compared to $21.6 million for the for the nine months ended September 30, 2023. The decrease in cost of tool rental revenue was primarily driven by a decrease in sub rental, accessory, and repair cost due to the decrease in rental activity.

Cost of product sale revenue increased $4.9 million, or 84%, to $10.8 million for the nine months ended September 30, 2024 as compared to $5.9 million for the for the nine months ended September 30, 2023. The increase in cost of product sale revenue was primarily driven by additional cost of product sales from DCT and DPD, offset by a decrease in cost of product sales associated with tool recovery.

Selling, General, and Administrative Expense

	Nine Months Ended September 30,		Change
(In thousands)	2024	2023	Amount	%
Selling, general, and administrative expense	$57,415	$50,999	$6,416	13%

Selling, general, and administrative expense increased $6.4 million, or 13%, to $57.4 million for the nine months ended September 30, 2024 as compared to $51.0 million for the nine months ended September 30, 2023. This increase was primarily driven by an increase in personnel related fees and other costs associated with the public company transition. No other driver of this increase was significant.

Depreciation and Amortization expense

	Nine Months Ended September 30,		Change
(In thousands)	2024	2023	Amount	%
Depreciation and amortization expense	$17,232	$15,035	$2,197	15%

Depreciation and amortization expenses increased $2.2 million, or 15%, to $17.2 million for the nine months ended September 30, 2024 as compared to $15.0 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in depreciation expense resulting from a higher property, plant and equipment balance as of September 30, 2024.

Other (expense) income

Interest Expense, net

	Nine Months Ended September 30,		Change
(In thousands)	2024	2023	Amount	%
Interest expense, net	$(2,030)	$(995)	$(1,035)	(104)%

For the nine months ended September 30, 2024 we had interest expense of $2.0 million as compared to interest expense of $1.0 million for the nine months ended September 30, 2023. This change of $1.0 million or 104%. The increase was primarily due to an increase in interest expense on the term loan entered into in March 2024 and the Credit Facility, which was drawn on during three months ended September 30, 2024.

Other Expense

	Nine Months Ended September 30,		Change
(In thousands)	2024	2023	Amount	%
Other expense, net	$(5,241)	$(6,170)	$929	(15)%

Other expense for the nine months ended September 30, 2024 was $5.2 million, a decrease of $0.9 million, or (15)%, compared to the nine months ended September 30, 2023. The decrease was primarily due to increased transaction costs related to the completion of the merger with ROC Energy Acquisition in June 2023 and compared to transaction costs incurred during the nine months ended September 30, 2024.

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

The following tables present a reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended September 30, 2024 and 2023 (non-recurring transaction expenses recorded to other (income) expense are presented separately within Adjusted EBITDA):

	Three Months Ended September 30,
(In thousands)	2024	2023
Net income (loss)	$867	$4,287
Add (deduct):
Income tax expense/(benefit)	(439)	2,102
Depreciation and amortization	6,185	5,303
Interest expense, net	1,038	73
Stock option expense	508	—
Management fees	188	295
Loss (gain) on sale of property	(19)	—
Gain (loss) on remeasurement of previously held equity interest	361	535
Transaction expense	1,857	124
Other expense, net	579	10
Adjusted EBITDA	$11,125	$12,729

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net income (loss)	$4,359	$10,925
Add (deduct):
Income tax expense	415	5,201
Depreciation and amortization	17,232	15,035
Interest expense, net	2,030	995
Stock option expense	1,572	1,661
Management fees	563	773
Loss (gain) on sale of property	(61)	(68)
Unrealized (gain) loss on equity securities	(368)	148
Transaction expense	4,766	5,963
Other expense, net	475	207
Adjusted EBITDA	$30,982	$40,840

Liquidity and Capital Resources

At September 30, 2024, we had $12.0 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under the Credit Facility Agreement. We may use additional cash generated to execute strategic acquisitions or for general corporate purposes. We believe that our existing cash on hand, cash generated from operations and available borrowings under the Credit Facility Agreement will be sufficient for at least the next 12 months to meet working capital requirements and anticipated capital expenditures.

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

Cash Flows

The following table sets forth our cash flows for the period indicated:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$9,723	$17,484
Investing activities	(46,132)	(20,027)
Financing activities	43,360	4,297
Effect of changes in foreign exchange rate	(993)	(117)
Net increase (decrease) in cash and cash equivalents	$5,958	$1,637

Cash Flows (Used In) Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2024 was $9.7 million resulting from our net income of $4.4 million, adjusted for non-cash charges of $21.1 million in depreciation and amortization, including non-cash lease expense and deferred financing costs, $1.6 million of stock-based compensation expense, and $0.3 million in provisions for excess and obsolete property, plant, and equipment and credit losses. This was partially offset by a $7.3 million gain on rental tool recovery sales, $1.3 million in deferred tax expense, and $8.6 million in net changes from operating assets and liabilities. The $8.6 million in cash used in operating assets and liabilities is primarily due to a $0.6 million cash outflow in prepaid expenses due to the timing of payments, a $2.9 million cash outflow in inventory, $3.4 million cash outflow in operating lease liabilities, and a $3.7 million cash outflow related to accounts payable and accrued expenses. These outflows were offset by a $2.1 million cash inflow related to accounts receivables. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report entitled “Risk Factors.”

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

Cash Flows (Used In) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $46.1 million. Purchases of property, plant, and equipment of $19.6 million and business acquisitions of $38.6 million were partially offset by proceeds from rental tool recovery sales of $10.9 million and proceeds from the sale of equity securities of $1.2 million.

Net cash used in investing activities for the nine months ended September 30, 2023 was $20.0 million. Purchases of property, plant, and equipment of $36.7 million were partially offset by proceeds from rental tool recovery sales of $16.6 million and proceeds from sale of property of $0.1 million.

Cash Flows (Used In) Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $43.4 million resulting from proceeds from the term loan of $25 million and proceeds from the revolving line of credit of $30.1 million offset by $0.7 million in payments of deferred financing costs and $10.9 million in repayments of the Term Loan and the revolving line of credit.

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

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "Annual Report"). In addition to the critical accounting policies and estimates disclosed in our Annual Report, accounting for Business Combinations was identified as a new critical accounting policy and estimate in the nine months ended September 30, 2024.

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

Our disclosure controls and procedures were not effective as of September 30, 2024, or as of the date of filing of this Report, because all findings in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2023 have not been fully remediated despite ongoing projects and improvements made in the current quarter. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2024, or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Drilling Tools International Corporation

Date: November 14, 2024	By:	/s/ David R. Johnson
David R. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)