Form 10-K
period 2024-12-31
Drilling Tools International Corp
filed 2025-03-14
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2024, was $167 million.

The number of shares of Registrant’s Common Stock outstanding as of March 14, 2025 was 35,592,737.

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
•
our ability to obtain new technology that may become prevalent in the oilfield services ("OFS") industry;
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

Drilling and producing oil and gas is a complex endeavor that requires tools of various shapes and sizes. Many of our customers rent these tools, as opposed to owning them, because of the many factors that affect which tools are needed for a specific task. Such factors include different formations, drilling methodologies, drilling engineer preferences, drilling depth and hole size. We believe that we are successful because we meet our customers’ wide demands by operating from multiple locations with over 63,000 tools in our fleet.

We are led by an accomplished management team that has significant experience in the oil and gas industry and has worked together for much of the last decade. Since 2012, we have grown the business and strengthened our standing in the industry. Specifically, we have:

•
Grown our revenue by 340%, from $35 million in 2012 to $154 million in 2024;
•
Substantially increased our market share within North American land drilling, in which we are the market leader, based on the percentage of active projects to which we supply tools, and regularly have active tool rentals on more than 50% of working locations;
•
Expanded our footprint from 3 to 16 service and support centers in North America, allowing us to serve all major oil and gas producing basins in North America land and offshore;
•
Established 11 additional International service and support centers across Europe, Middle East, and Asia-Pacific;
•
Acquired Superior Drilling Products ("DPD"), Deep Casing Tools ("DCT"), and European Drilling Projects ("EDP");
•
Become the market leader in Gulf of Mexico ("GOM") deepwater drilling operation tool rentals, based on the percentage of active projects to which we supply tools, growing from serving only a single GOM project in 2012;
•
Upgraded our customer base from one comprised primarily of independent directional service providers to one comprised of major diversified oilfield service companies ("OSCs") and global exploration and production ("E&P") operators;
•
Built a large sales and marketing organization focused on team selling; and
•
Secured distribution rights for emerging technologies that fulfill the growing demand for longer horizontal drilling.

Operating Activities

Our operating activities are divided into four divisions:

•
Directional Tool Rentals ("DTR") — Our DTR division is a leading provider of downhole tools to directional drilling and upstream energy customers in both land and offshore markets, based on the percentage of active rigs to which we supply tools in the geographies in which we are active. DTR maintains a fleet of over 23,000 tools and accounted for approximately 50% of our 2024 revenue. DTR rents drill collars, stabilizers, sub-assemblies and other tools used in horizontal and directional drilling of oil and natural gas. We charge our customers a day rate, monthly rate or per-well rate, and customers are required to compensate us for lost or damaged tools. DTR operates ten full-service locations and additional stocking points in key locations. DTR is our core division and operates in all markets which we serve.
•
Premium Tools Division ("PTD") — PTD rents drill pipe, drill collars, kellys, pup joints, work strings, blowout preventers and production tubing to drilling operators across the United States. PTD accounted for approximately 17% of our 2024 revenue. PTD’s fleet of drill pipe includes approximately 1,000,000 feet of drill pipe and tubing in diameters ranging from 3.5-inch to 5.5-inch with premium connection licenses from qualified suppliers. We typically rent drill pipe under longer term (but still less than 1 year) contracts under which the customer is responsible for tools lost or damaged tools while in its possession. This division operates two full-service locations and one stocking point.
•
Wellbore Optimization Tools ("WOT") — WOT rents the Drill-N-Ream, the leading wellbore conditioning tool, based on the percentage of active rigs that are candidates for wellbore conditioning where Drill-N-Ream is deployed and used in horizontal and directional drilling. Additionally, WOT rents the RotoSteer, a unique and novel tool enabling customers to continuously rotate the drill string during sliding. The RotoSteer improves the rate of penetration, reduces torque and drag of the drill string. WOT accounted for approximately 21% of our 2024 revenue. Drill-N-Ream conditions the wellbore during the drilling process, making it easier to back out of the hole once drilling is finished and clean the wellbore during the drilling process. This tool saves customers time and money by enabling operators to extend the length of their wellbore at a lower cost. RotoSteer enables the continuous rotation of the drill string during the drilling process, eliminating the need for agitation tools while attending the benefits of a rotary steerable in extended reach applications. We generally charge customers on a per foot basis and the customer is responsible for tools that are lost or damaged while in its possession. A specialized group of salespeople and service personnel regularly visit drill sites to support our customers in their use of our tools.
•
Other Products & Services, including Downhole Inspection Solutions, Downhole Machining Solutions, and the Desanders product ("Other Products & Services") — DTI’s Other Products and Services division includes Downhole Inspection Solutions & Downhole Machining Solutions and primarily provides inspection and machining services to our DTR, PTD and WOT divisions and a few select customers. This enables us to manage maintenance and repair of tools, which in turn empowers us to maximize their uptime. Additionally, Other Products & Services includes the downhole desander, which includes our product line designed for downhole sand and gas mitigation for rod pump applications. Other Products & Services accounted for approximately 2% (net of eliminations) of our 2024 revenue.
•
New Acquisitions — On March 15, 2024, the Company completed the acquisition of Casing Technologies Group Limited (“CTG”). CTG is incorporated in the United Kingdom and is the holding company of its wholly owned subsidiary, Deep Casing Tools (“DCT”). DCT specializes in the design, engineering, and manufacturing of a range of patented and innovative products for well construction, well completion, and casing installation processes for the global oil and gas sector. Additionally, on July 31, 2024, we completed an acquisition with Superior Drilling Products, Inc. (“SDPI”). SDPI is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. In addition, SDPI is a manufacturer and refurbisher of polycrystalline diamond compact drill bits for leading oil field services companies. The SDPI acquisition allows the company to vertically integrate around our proven and successful Drill-N-Ream tool, gain global rights to run this tool, continue the Vernal, UT bit repair business supporting major OEMs of PDC drill bits, and leverage their high-spec machine shop. In addition, we acquired over 30 patents and patents pending, the majority of which have been granted. Lastly, on October 3, 2024, the Company completed the acquisition of European Drilling Projects B.V. (“EDP”), a private company with limited liability, registered in the Dutch Commercial Register. EDP is a global provider of next-generation stabilizers, specialty reamers, and wellbore optimization technology for the drilling industry. The integration of EDP’s expertise aligns with the Company's international growth strategy and commitment to technological differentiation. The acquisition of EDP aims to reinforces the Company's position as a leader in providing innovative drilling solutions to

v

the global oil and gas industry. The new acquisitions accounted for approximately 10% of total revenue in 2024.

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

The tools provided by rental tool companies vary from select bottom hole assembly components, drill string tools, pressure control devices and a wide variety of specialty items. Rental tool companies purchase assets and rent them to their oil and gas operator customers, who in turn use these tools to complete their respective projects. Rental tool companies typically charge daily rental fees, but fees also can be structured as hourly, footage, weekly, or monthly charges. Rental tool companies also bill customers for repair charges if tools are damaged beyond normal wear and tear. In addition, if the tools are lost in the well, or damaged beyond repair, the customer is charged a replacement fee. Rental tool companies’ ability to charge such fees are particularly important in light of the acceleration of drilling rates, as such acceleration continues the trend of customers consistently damaging tools (although recovery events have decreased year over year). We believe that this commercial arrangement has been standard practice in the industry for over 70 years. Given the cyclical nature of the oil and gas industry, commercial terms will be more favorable to rental tool companies when oil and gas industry activity is higher.

Oil and Gas Drilling Activity

Rental tool companies’ financial and operating results are tied to the level of oil and gas drilling activity in their respective regions of operation, which, in our case, spans across both the Eastern and Western Hemispheres. Historically, the level of activity was measured by the number of active drilling rigs. For the years ended December 31, 2024 and 2023, the monthly average Western Hemisphere rig count was 940 and 1,040 rigs, respectively, or a decrease of 10%. Additionally, for the years ended December 31, 2024 and 2023, the monthly average Eastern Hemisphere rig count was 747 and 732 rigs, respectively, or an increase of 2%

Drilling rigs now operate faster and drill longer laterals, resulting in more efficient production than ever before. Accordingly, we believe that well count and feet drilled are additional indicators of the level of oil and gas drilling activity.

Our Strategy

We intend to (i) maximize the profitability of our core rental tool business, (ii) commercialize new high-value rental tools that make the drilling process more efficient (iii) extend our reach into other segments of a well’s lifecycle, such as completion and production and (iv) expand geographically. We intend to execute our strategy through the following:

•
Increase sales to E&P operators — E&P operators are the most profitable and financially robust end users of rental tools. As a result, in 2014, we began to expand our customer base by targeting these companies. We have subsequently grown the percentage of our revenue derived from E&P operators from less than 10% in

2014 to over 45% in 2024. We believe that we can continue increasing the amount of business we do with E&P operators through persistent selling efforts, excellent customer service and strategically expanding our rental tool fleet with differentiated new tools. We strive to maintain business relationships and brand recognition with both E&P operators, drilling contractors, and service companies. Some E&P operators have implemented a strategy to go directly to suppliers and de-bundle directional drilling service providers in order to get the tools they want and extract value from that de-bundling process. By ensuring we have a business path to both the E&P operators and the directional drilling service companies, we believe we are in a position to win business regardless of the commercial profile of the end user.
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
•
Execute accretive mergers and acquisition — We have a long track record as a private company of successfully integrating acquired businesses. During 2024, we continued to be acquisitive, announcing and/or closing on four M&A transactions. Because of our industry reputation, we are frequently presented with acquisition opportunities. However, given capital limitations broadly across OFS in recent years, we have not been able to proceed with many of these transactions. From 2010 to 2016, significant capital flowed into the OFS sector, led by energy-focused private equity firms that typically have investment horizons of ten years or less. Although many of these investments are now more than ten years old, the private equity firms have no clear path to achieving liquidity since limited new capital is entering the energy industry. We believe we have compelling accretive acquisition opportunities, the purchase price consideration for which can be shares of Common Stock and other forms of consideration. Given their relationships in the industry, the members of our management team can source attractive acquisition targets. We intend to focus our acquisition activity on the downhole rental tool sector. We believe that an ability to provide additional rental products will further embed us with our customers, and acquired companies would benefit from our customer relationships (MSAs), facilities, salesforce and industry reputation. Because the owners of many companies in our target sectors have limited options to realize liquidity, we believe we can attain attractive purchase prices that are highly accretive to our valuation metrics.
•
Partner with leading drilling tool producers — We intend to differentiate ourselves from our competitors by partnering with leading drilling tool producers, thereby empowering us to rent value-added tools to which our competitors do not have access. We have a track record of partnering with drilling tool producers to achieve mutually beneficial results. For example, we have entered into an exclusive distribution agreement with CT Energy Services ("CTES"), a Canadian firm that developed the HydroClutch. This tool, which we have rebranded as RotoSteer, allows drillers to use an alternative method of horizontal well drilling. By using RotoSteer, customers can enhance levels of performance with the traditional methods of horizontal well drilling, and lower cost with significantly lower risk. We finalized an agreement with CTES in the third quarter of 2022. On February 6, 2023, we completed a purchase of a motor shop and downhole motor product line that supports our RotoSteer offering. We are now able to service our fleet of RotoSteer tools. The RotoSteer was commercially launched in 2023 and has seen continued success throughout 2024. We believe that our RotoSteer tool business has the potential to achieve a commanding market share in the United States in the next three to five years. We believe that there is an opportunity to expand our RotoSteer offering into the international market.
•
Expand international operations — During 2024, we increased our internal footprint by completing 2 international acquisitions, expanding from 4 international service and support centers to 11. We intend to continue to expand our international footprint, organically and by acquiring identified targets. While we intend to maintain and grow our current North American business, we intend to increase the percentage of our revenue and income derived from outside of North America. To successfully implement this strategy, we will need to continue to make several strategic acquisitions and invest additional capital.

Our Competitive Strengths

To implement the strategies discussed above, we plan to leverage the following competitive strengths:

•
Experienced management team with significant industry experience — We are led by oil and gas industry veterans with experience spanning many decades, industry cycles and segments of the oil and gas industry. Our President and Chief Executive Officer ("CEO"), Wayne Prejean, began his career in 1979 as an entry-level service technician on an offshore drilling platform in the GOM, providing monitoring equipment for producing wells. In 1981, he joined a new firm providing guidance and survey tools for directional drilling services. Throughout the 1980s, Mr. Prejean became a directional drilling operator, supervisor and manager, using novel techniques in the nascent horizontal and directional drilling processes. Mr. Prejean spent the next 20 years in senior management roles, developing and growing numerous successful companies in multiple sectors of the industry. Mr. Prejean became our CEO in 2013. Mr. Prejean’s industry expertise, paired with that of the other members of our management team, is a significant strength. Every member of the management team has worked at a major OSC. Accordingly, our team understands corporate structure, internal processes and the needs of our customers. As a result, the management team helps us become an integral part of our customers’ operations. Many members of our management team have worked together over the past ten years and have helped us transform from a small, entrepreneurial company with few processes and procedures, less sophisticated customers and few operating locations into a professional company serving leading OSCs and E&P operators from 16 locations in North America and 11 international stocking points in Europe and the Middle East.
•
Large fleet of rental tools meeting our customers’ needs — We operate and maintain a large rental tool fleet that is dispersed across most of the oil and gas producing regions of the U.S. and Canada. Our fleet is significantly concentrated in the Permian Basin, one of the world’s most prolific oil and gas fields. We have recently expanded into Europe and the Middle East via partnerships with existing suppliers and multiple acquisitions. The tools that make up a bottom hole assembly and a drill string vary widely due to the differing nature of oil and gas formations, hole sizes, wellbore design, connections and drilling engineer preferences. Therefore, it is not efficient for even the largest diversified OSCs, such as Baker Hughes Company, Phoenix Technology Services LP, and SLB (formerly Schlumberger Limited), to maintain their own rental tool fleet. Furthermore, high-quality customers expect rental tool companies to meet all their tool needs. Thus, without a sizeable rental tool fleet, smaller providers cannot secure large contracts covering multiple geographic locations. The sheer number of tool variations and the substantial cost to replicate a rental tool fleet serve as barriers to entry for new competitors in the downhole rental tool industry.
•
Master Service Agreements with leading customers — We have over 340 master service agreements ("MSAs") with leading OSCs and E&P operators as of December 31, 2024. An MSA is necessary to do business with many of our customers. Obtaining an MSA requires both time and a relationship with the customer. Additionally, to enter into MSAs with its customers, a rental tool company must demonstrate a record of safety, repeatable processes and procedures and, in some cases, industry certifications such as API (American Petroleum Institute) and ISO (International Organization for Standards). A rental tool company must also satisfy numerous site and job specific quality criteria. We possess all certifications that are required by our customers, have a robust quality assurance department and regularly satisfy customer audits. Many smaller rental tool providers cannot meet the stringent requirements set out by world-leading OSCs and E&P operators.
•
Wide distribution network — In 2012 we had three facilities. We have since grown our physical footprint significantly, and now operate from 16 locations in North America, including five facilities in the Permian Basin (two in Midland, Texas, two in Odessa, Texas and one in Carlsbad, New Mexico). Our ability to support customers across all of North America is critical to winning business because our customers operate across the continent. Most of these facilities operate 24 hours per day, 365 days per year, and many are equipped with machining and welding capabilities to facilitate in-house tool repair, which maximizes turnaround time and minimizes downtime. In addition to our North American facilities, we have 11 international stocking points in Europe, Middle East, and Asia-Pacific. We can meet many of our customers’ rental tool needs in every location in which they operate.
•
COMPASS inventory management system — In 2016, we began designing COMPASS, a proprietary inventory and order management system. COMPASS enables customers to place orders online using a streamlined interface similar to the “Add to Cart” function provided by many online retailers. Every tool available for rental on COMPASS is accompanied by a description, a photograph and all relevant connection, size and raw material information. Customers can create a custom basket, thereby allowing them to more efficiently place repeat orders. COMPASS provides customers with full transparency on tool orders and account status with all-day instant access and customized automated scheduling reports. We believe that none of our competitors are making a similar technological transition. COMPASS has helped us maximize fleet utilization. Specifically, COMPASS generates reports that enable facility managers to identify slow-moving or under-utilized tools and to “right size” the rental tool fleet at each location. Thus, instead of purchasing or building a new tool when needed at a busy facility, the tool can be moved from a facility where it is not currently being utilized. Awareness of an asset’s use enables us to increase rental tool utilization and maximize return on capital.
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

Customers

Our customer base is comprised of: (i) diversified OSCs, which account for approximately 46% of 2024 revenue, including but not limited to Baker Hughes Company, Halliburton Company, Phoenix Energy, and SLB (formerly Schlumberger); (ii) E&P operators, which account for, account for approximately 48% of 2024 revenue, included but not limited to Chevron, BPX Energy, EOG Resources Inc., Occidental Petroleum Corporation, Pioneer Energy Services Corp.; and (iii) oil and gas equipment manufacturers, which account for approximately 6% of 2024 revenue, including but not limited to Liberty Lift Solutions and National Oilwell Varco.

Conducting business with top tier customers requires world class service quality, safety and auditable work processes. These operating requirements are contained in MSAs with our clients. Obtaining MSAs can be difficult and time-consuming. We believe this creates a barrier to entry for smaller, less competent providers and provides us an industry advantage.

Employees and Employee Safety

We have 447 employees and contractors, all of whom were full-time. Our workforce includes over 33 sales professionals who are divided between city-sales and field-sales teams. Keeping our workforce safe and healthy is a key priority, and management is committed to ensuring our employees return home safely after each shift. In 2018, we implemented “Safety Now,” a rigorous safety program that is part of DTI’s Safe, Inspired, Productive incentive program (“SIP”). SIP has helped reduce our total recordable incident rate from 2.3 in 2018 to 1.15 in 2024, which is lower than the industry average. The success of SIP is necessary for us to do business with many of our customers, including Baker Hughes Company, EOG Resources Inc., Occidental Petroleum Corporation and SLB.

Properties

We operate from 16 locations in North America and maintain 11 international stocking points in Europe, Middle East, and Asia-Pacific as shown below:

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

x

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

Item 1A. Risk Factors.

Summary of Risk Factors

The following is a summary of the risk factors our business faces. The list below is not exhaustive, and investors should read this “Risk Factors” section in full.

Summary of Risk Factors Related to our Business

•
Demand for our products and services depends on oil and gas industry activity and customer expenditure levels, which are directly affected by trends in the demand for, and price of, crude oil and natural gas as well as the availability of capital.
•
Growth in U.S. drilling activity, and our ability to benefit from such growth, could be adversely affected by any significant constraints in equipment, labor or takeaway capacity in the regions in which we operate.
•
We depend on a relatively small number of customers in a single industry. The loss of an important customer could adversely affect our business, results of operations and financial condition.
•
We may be unable to employ a sufficient number of skilled and qualified workers to sustain or expand our current operations.
•
Our business depends on the continuing services of certain of our key managers and employees.
•
We are an emerging growth company and smaller reporting company and as such are subject to various risks unique only to emerging growth companies and smaller reporting companies, including but not limited to, no requirement to provide an assessment of the effectiveness of internal controls over financial reporting.
•
The lack of availability of the tools we purchase to rent to our customers and inflation may increase our cost of operations beyond what we can recover through price increases.
•
Delays in obtaining, or inability to obtain or renew, permits or authorizations by our customers for their operations could impair our business.
•
Competition within the oil and gas drilling tool rental industry may adversely affect our ability to market our services.
•
We may fail to fully execute, integrate, or realize the benefits expected from acquisitions, which may require significant management attention, disrupt our business and adversely affect our results of operations.
•
New technology may cause us to become less competitive.
•
We rent tools used in the drilling of oil and gas wells. This equipment may subject us to liability, including claims for personal injury, property damage and environmental contamination, or reputational harm if it fails to perform to specifications.
•
Our operations, and those of our customers, are subject to hazards inherent in the oil and gas industry, which could expose us, and our customers, to substantial liability and cause us to lose substantial revenue.
•
Oilfield anti-indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.

•
Restrictive covenants in the Credit Facility Agreement could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
•
Restrictive covenants in the Credit Facility Agreement could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
•
We may incur indebtedness to execute our long-term growth strategy, which may reduce our profitability.
•
Political, regulatory, economic and social disruptions in the countries in which we conduct business could adversely affect our business or results of operations.
•
We may not be able to manage our growth successfully.
•
A failure of our information technology infrastructure and cyberattacks could adversely impact us.
•
Our results of operations and financial condition could be negatively impacted by changes in accounting principles.
•
Adverse and unusual weather conditions may affect our operations.

Summary of Risk Factors Factors Related to Legal and Regulatory Matters

•
Our operations require us to comply with various domestic and international regulations, violations of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
•
We are exposed to political, economic and other risks that arise from operating a multinational business.
•
The imposition of new or increased international tariffs may have a material adverse effect on our business, financial condition and results of operations.
•
Compliance with environmental laws and regulations may adversely affect our business and results of operations.
•
Existing or future laws and regulations related to greenhouse gases and climate change and related public and governmental initiatives and additional compliance obligations could have a material adverse effect on our business, results of operations, prospects, and financial condition.
•
Changes in tax laws or tax rates, adverse positions taken by taxing authorities and tax audits could impact our operating results.
•
If we are unable to fully protect our intellectual property rights or trade secrets, we may suffer a loss in revenue or any competitive advantage or market share we hold, or we may incur costs in litigation defending intellectual property rights.
•
As a result of plans to expand our business operations, including to jurisdictions in which tax laws may not be favorable, our obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect our after-tax profitability and financial results.

Summary of Risk Factors Related to Ownership of the Common Stock

•
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of the Common Stock.
•
The market price of the Common Stock may be volatile, which could cause the value of your investment to decline.
•
We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.
•
As a public company, we will incur significant increased expenses and administrative burdens which could have an adverse effect on our business, financial condition and operating results.
•
Our Second Amended and Restated Certificate of Incorporation of DTIC ("Certificate of Incorporation") designates specific courts as the exclusive forum for substantially all stockholder litigation matters, which could limit the ability of our Stockholders to obtain a favorable forum for disputes with us or our directors, officers or employees.
•
Shareholder litigation and regulatory inquiries and investigations are expensive and could harm our business, financial condition and operating results and could divert management attention.
•
Past performance by our management team may not be indicative of future performance of an investment in us.
•
HHEP-Directional, L.P. and its affiliates, partners, and associated entities (“HHEP”) own a significant equity interest in us and may take actions that conflict with your interests.
•
Sales of substantial amounts of Common Stock in the public markets, or the perception that such sales could occur, could reduce the price that the Common Stock might otherwise attain.
•
We may issue additional shares of Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.
•
We have access to a significant amount of cash and our management has broad discretion over the use of that cash. Our management may use the cash in ways that our Stockholders may not approve.
•
Because there are no current plans to pay cash dividends on the Common Stock for the foreseeable future, you may not receive any return on investment unless you sell the Common Stock at a price greater than what you paid for it.

•
DTIC’s sole material asset is its direct equity interest in DTIH and, accordingly, it is dependent upon distributions from DTIH to pay taxes and cover its corporate and other overhead expenses and pay dividends, if any, on the Common Stock.
•
Nasdaq Capital Market ("Nasdaq") may delist the Common Stock from trading, which could limit investors’ ability to execute transactions in the Common Stock and subject us to additional trading restrictions.
•
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

Our customers are primarily diversified OFS companies and E&P operators. Historically, we have been dependent on a relatively small number of customers for our revenues. During the years ended December 31, 2024 and 2023, 28% and 39%, respectively, of our total revenue was earned from our two largest customers. Our business, results of operations and financial condition could be materially adversely affected if an important customer ceases to engage us for our services on favorable terms, or at all, or fails to pay or delays paying us significant amounts of our outstanding receivables.

We have operated under a first call supply agreement with one of our largest customer since 2013. We and this customer have agreed to multiple extensions of this agreement, the most recent of which extends the agreement until June 29, 2025. However, if we are unable to successfully negotiate extensions in the future, then our ability to do business with this customer may be greatly reduced. Moreover, the supply agreements that we have entered into with our other customers are also of limited duration and require periodic extensions. Similarly, a failure to agree to such extensions may hinder our ability to do business with these customers.

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

The delivery of our products and services requires personnel with specialized skills and experience. Our ability to be productive and profitable will depend upon our ability to attract and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, and the cost to attract and retain qualified personnel has increased. During industry downturns, skilled workers may leave the industry, reducing the availability of qualified workers when conditions improve. In addition, a significant increase in the wages paid by competing employers both within and outside of our industry could result in increases in the wage rates that we must pay. Throughout 2022 and 2023, our expenses related to salaries and wages increased materially, especially those expenses related to certain key oil and gas producing regions, as we sought to meet increasing customer demand. During the year ended December 31, 2024, we experienced similar increases. If we are not able to employ and retain skilled workers, our ability to respond quickly to customer demands or strong market conditions may inhibit our growth, which could have a material adverse effect on our business, results of operations and cash flows.

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

Our ability to source tools, such as drill collars, stabilizers, crossover subs, wellbore conditioning tools, drill pipe, hevi-wave drill pipe and tubing, at reasonable cost is critical to our ability to successfully compete. Due to a shortage of steel caused primarily by production disruptions during the COVID-19 pandemic and increased demand as economies rebounded, steel and assembled component prices have been and continue to be elevated. Our business and results of operations may be adversely affected by our inability to manage rising costs and the availability of the tools that we rent to our customers. Additionally, freight costs, specifically ocean freight costs, have risen significantly due to a number of factors including, but not limited to, a scarcity of shipping containers, congested seaports, a shortage of commercial drivers, capacity constraints on vessels or lockdowns in certain markets. We cannot assure you that we will be able to continue to purchase and move these tools on a timely basis or at commercially viable prices, nor can we be certain of the impact of changes to tariffs and future legislation that may impact trade with China or other countries. Should our current suppliers be unable to provide the necessary tools or otherwise fail to deliver such tools timely and in the quantities required, resulting delays in the provision of rentals to our customers could have a material adverse effect on our business, results of operations and cash flows.

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

In Texas, many rural water districts impose restrictions on water use and may require permits for water used in drilling and completion activities. In addition, in early January 2025, President Biden issued executive actions indefinitely banning new offshore oil and gas drilling across more than 625 million acres of federal waters, including the entire Atlantic and Pacific coastlines, the eastern Gulf of Mexico, and parts of Alaska's Northern Bering Sea. Upon taking office later in January 2025, President Trump signed executive orders reversing these bans. In February 2025, environmental groups filed lawsuits aiming to reinstate Biden’s bans on new offshore oil and gas drilling. Currently, the Trump administration's reversal of the offshore drilling ban is in effect, but the outcome of the pending legal challenges could impact future policy and enforcement.

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

In January 2024, the Biden administration announced a temporary halt on liquified natural gas exports to countries without free trade agreements with the United States. This pause was enjoined in July 2024, and in January 2025, President Trump issued an executive order to roll back this policy. President Trump issued several other executive orders in January 2025 with a stated aim toward increasing oil and gas development within the United States, with anticipated future regulatory activity including opening federal lands to oil and gas leasing (with particular focus on resources in Alaska) and expediting permitting for oil and gas projects in the United States. While certain of the Trump administration’s actions in early 2025 indicate a clear regulatory shift in favor of oil and gas production in the United States, significant additional regulatory action is required to enact these changes. Additionally, such regulatory actions may be challenged, which could result in implementation delays or a need to take further regulatory action. Additionally, even if these regulatory actions are successful, individual permitting and leasing actions may be challenged, creating additional uncertainty.

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

The Amended and Restated Revolving Credit, Security and Guaranty Agreement among Drilling Tools International, Inc., certain of its subsidiaries, DTIC and PNC Bank, National Association, dated March 15, 2024 (“Credit Facility Agreement”) imposes operating and financial restrictions. These restrictions limit our ability to, among other things, subject to permitted exceptions:

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

Maintaining a relevant rental fleet requires significant capital. We may require additional capital in the future to maintain and refresh our fleet. For the years ended December 31, 2024 and 2023, we spent $23 million, and $44 million, respectively, to purchase property, plant and equipment. Historically, we have financed these investments through cash flows from operations and external borrowings. These sources of capital may not be available to us in the future. If we are unable to fund capital expenditures for any reason, we may not be able to capture available growth opportunities or effectively maintain our existing assets and any such failure could have a material adverse effect on our business, results of operations and financial condition. If we incur additional indebtedness, our profitability may be reduced.

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

In addition to our U.S. operations, we operate stocking points in the throughout the world, including Europe, the Middle East, and Asia-Pacific. Our operations outside of the United States require us to comply with numerous anti-bribery and anti-corruption regulations. The U.S. Foreign Corrupt Practices Act, among others, applies to us and our operations. Our policies, procedures and programs may not always protect us from reckless or criminal acts committed by our employees or agents, and severe criminal or civil sanctions may be imposed as a result of violations of these laws. We are also subject to the risks that our employees and agents outside of the United States may fail to comply with applicable laws.

In addition, we purchase tools for use in the United States and all over the world. Most movement of these tools involves imports and exports. As a result, compliance with multiple trade sanctions, embargoes and import/export laws and regulations pose a constant challenge and risk to us since a portion of our business is conducted outside of the United States through our subsidiaries. Our failure to comply with these laws and regulations could materially affect our business, results of operations and cash flows.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Our operations are subject to a number of potential risks. Such risks principally include:

•
uncertainties and instability in global and regional economic conditions, including changes related to market conditions caused by heightened inflation, economic recessions, and significant interest rate fluctuations;
•
ongoing political instability and uncertainties, including, but not limited to, the ongoing conflict between Russia and Ukraine, the conflict between Israel and Hamas, the relationship between China and the U.S. and other actual or anticipated military or political conflicts;
•
domestic and foreign customs and tariffs;
•
export duties and quotas;
•
trade protection measures and currency exchange controls;
•
foreign exchange rates relative to the U.S. dollar;
•
changes in tax laws or interpretations, tax rates and tax legislation;
•
current and changing regulatory environments;
•
terrorist activities and the U.S. and international response thereto;
•
wage inflation, labor shortages and labor unrest; • difficulties protecting our intellectual property;
•
transportation delays and interruptions;
•
costs and difficulties in integrating, staffing and managing international operations, especially in developing markets;
•
difficulty in obtaining distribution support;
•
health epidemics or new pandemics; and
•
natural disasters.

These factors may have an adverse effect on our international operations in the future. Efforts to expand globally also requires us to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist, and may require a greater level of management’s attention. Expansion into global markets may also require modification of products to meet local requirements or preferences. Modification to the design of our products to meet local requirements and preferences may take longer or be more costly than we anticipate and could have a material adverse effect on our ability to achieve international sales growth.

As a global manufacturer, quotas, duties, tariffs and the possibility of an escalation or further developments of current trade conflicts could continue to negatively impact global trade and economic conditions in many of the regions where we do business. See the Risk Factor entitled “The imposition of new or increased international tariffs may have a material adverse effect on our business, financial condition and results of operations” for additional details.

The imposition of new or increased international tariffs may have a material adverse effect on our business, financial condition and results of operations.

Rising international tariffs, including any tariffs applied to goods traded between the U.S. and China, the U.S. and Mexico and the U.S. and Canada, could materially and adversely affect our business and results of operations. The U.S. government has previously and now again recently imposed tariffs on certain foreign goods from a variety of countries and regions that it perceives as engaging in unfair trade practices. Foreign governments have imposed, and may impose in the future, retaliatory tariffs on goods that their countries import from the U.S. Such changes can make it difficult or costly for us to do business in, or import our products from, those countries.

With certain tariff exclusions ending and with any new tariffs, it could further negatively impact global trade and economic conditions in many of the regions where we do business. It may also adversely impact demand for our products in certain locations. It may be time-consuming and costly for us to modify our business operations to adapt to or comply with such tariffs. If we become unable to recover a substantial portion of any increased tariff related costs, the recent or increased international tariffs could materially and adversely affect our business, financial condition and results of operations.

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

Changes in environmental requirements related to greenhouse gas emissions, climate change, or alternative energy sources may negatively impact demand for our products and services. For example, oil and natural gas E&P may decline as a result of environmental requirements or laws, regulations and policies promoting the use of alternative forms of energy, including land use policies and other actions to restrict oil and gas leasing and permitting in response to environmental and climate change concerns. In January 2021, the Acting Secretary of the Department of the Interior issued an order suspending new leasing and drilling permits for fossil fuel production on federal lands and waters for 60 days. President Biden then issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Several states filed lawsuits challenging the suspension and in June 2021, a judge in the U.S. District Court for the Western District of Louisiana issued a nationwide temporary injunction blocking the suspension. The Department of the Interior successfully appealed the U.S. District Court’s ruling in August 2022, but the moratorium was again enjoined that month. In January 2024, the Biden administration announced a temporary halt on liquified natural gas exports to countries without free trade agreements with the United States. This pause was enjoined in July 2024 ,and in January 2025, President Trump issued an executive order to roll back this policy, including revising the Department of Energy’s “public interest” assessment criteria for exports to countries without free trade agreements with the United States to emphasize the economic and employment benefits of liquid natural gas projects and their impact on the security of the United States and its allies.

President Trump issued several other executive orders in January 2025 with a stated aim toward increasing oil and gas development within the United States, with anticipated future regulatory activity including opening federal lands to oil and gas leasing (with particular focus on resources in Alaska) and expediting permitting for oil and gas projects in the United States. Additionally, President Trump revoked several Biden-era executive orders related to climate change. While certain of the Trump administration’s actions in early 2025 indicate a clear regulatory shift in favor of oil and gas production in the United States, significant additional regulatory action is required to enact these changes. Additionally, such regulatory actions may be challenged, which could result in implementation delays or a need to take further regulatory action. Further, even if these regulatory actions are successful, individual permitting and leasing actions may be challenged, creating additional uncertainty.

Federal, state and local agencies continue to evaluate climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. For example, the United States Environmental Protection Agency has proposed new methane emissions regulations for certain oil and gas facilities, while the Inflation Reduction Act of 2022 established a charge on methane emissions above certain limits from such facilities. It remains to be seen whether the Trump administration will repeal these changes. We further note that some states may increase their regulation of oil and gas activities, green house gases, and/or climate change in response to the federal government’s actions. Because our business depends on the level of activity in the oil and gas industry, existing or future laws and regulations related to greenhouse gases could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas. Likewise, such laws or regulations may result in additional compliance obligations with respect to the release, capture, sequestration and use of greenhouse gases. These additional obligations could increase our costs and have a material adverse effect on our business, results of operations, prospects and financial condition.

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

In addition, our business could be impacted by initiatives to address greenhouse gases and climate change and incentives to conserve energy or use alternative energy sources. For example, the Inflation Reduction Act of 2022, signed into law by President Biden in August 2022, includes financial and other incentives to increase wind and solar electric generation and encourage consumers to use these alternative energy sources. President Trump’s January 2025 Unleashing American Energy Executive Order ordered all agencies to pause disbursement of these funds during a review period, and it is possible that the Trump administration will take further action to curtail this funding. This action, or subsequent actions taken by the Trump administration, could be challenged. Regardless, state or federal initiatives to incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for our products and services and negatively impacting our business.

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

A certain subsidiary, Extreme Technologies, LLC (“Extreme”), we acquired in the SDPI acquisition is the plaintiff in a claim brought against Stabil Drill Specialties, LLC (“Stabil Drill”) in 2019 for allegedly infringing three patents that cover the design of a reaming tool used in oil and gas operations. On Sept. 23, 2024, the U.S. District Court for the Southern District of Texas granted Stabil Drill’s motion for summary judgment of non-infringement. On October 22, 2024, Extreme appealed the ruling to the Federal Circuit. The results or costs of further litigation on appeal, if granted, may have an adverse effect on our business.

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
•
the perceived success of the acquisitions;
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

HHEP-Directional, L.P. and its affiliates, partners, and associated entities (“HHEP”) own a significant equity interest in us and may take actions that conflict with your interests.

The interests of HHEP may not align with our interests and those of our Stockholders. HHEP is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. HHEP may also pursue business opportunities that may be complementary to our business and, as a result, those business opportunities may not be available to us. Our Certificate of Incorporation provides that we renounce any interest or expectancy in, or being offered an opportunity to participate in, business opportunities that may be presented to any Stockholder, director, officer or any other person or entity (including, with respect to any of the foregoing that are entities, any affiliates and their respective directors, officers, partners, members and associated entities) in each case who is not a full-time employee of DTIC or any of its subsidiaries (each, an “Exempted Person”). Our Certificate of Incorporation further provides that no Exempted Person has a duty to communicate the receipt of knowledge of any potential circumstances, transaction, agreement, arrangement or other matter that may be Corporate Opportunity (as defined therein).

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

None.

Item 1C. Cybersecurity

Risk Identification and Management

The Company has a cybersecurity Risk Management Policy in place that governs the life cycle in which cybersecurity risks, including:

•
Risk Identification: through various initiatives performed, including, annual assessments, penetration tests, Incident Response tabletop exercises, vulnerability scans, system monitoring activities, and cybersecurity reviews of critical third-party vendor engagements, etc.
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

The Company uses a cybersecurity advisory firm to conduct annual risk assessments and penetration tests.

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

Item 2. Properties.

As of December 31, 2024, our one reporting segment operated out of 16 facilities in 13 locations, 12 of which are located in the United States and one of which is located in Canada. Internationally, we operated out of 3 facilities in 3 locations. Our properties are comprised of service centers and manufacturing facilities, 100% of which are leased. Please see the table below for additional information on our properties:

Location	Type	Own/Lease

United States:
Bakersfield, CA	Service Center	Lease
Broussard, LA	Service Center, Manufacturing Facility	Lease
New Iberia, LA	Service Center	Lease
Shreveport, LA	Service Center	Lease
Williston, ND	Service Center	Lease
Oklahoma City, OK	Service Center	Lease
Charleroi, PA	Service Center	Lease
Houston, TX	Service Center, Manufacturing Facility	Lease
Midland, TX (1)	Service Center	Lease
Odessa, TX (1)	Service Center, Manufacturing Facility	Lease
Carlsbad, NM	Service Center	Lease
Casper, WY	Service Center	Lease
Vernal, UT	Service Center	Lease
Canada:	Service Center	Lease
Nisku, Canada	Service Center	Lease
Middle East:
Dubai, UAE	Service Center	Lease
United Kingdom:
Aberdeen, Scotland	Service Center	Lease
Europe:
Amsterdam, The Netherlands	Support Center	Lease
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock is listed on Nasdaq under the symbol “DTI”. On December 31, 2024, the closing price of the Common Stock was $3.27 per share. As of December 31, 2024, there were approximately 42 holders of record of Common Stock. Such number does not include beneficial owners holding shares of the Common Stock through nominees.

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

Overview

We are a global oilfield services company that designs, engineers, manufactures and provides a differentiated, rental-focused offering of tools for use in onshore and offshore horizontal and directional drilling operations, as well as other cutting-edge solutions across the well life cycle. We now operate from 16 service and support centers across North America and 11 international service and support centers across the Europe, Middle East, Africa ("EMEA") regions and Asia-Pacific ("APAC") regions.

Our business model primarily centers on revenue generated from tool rentals and product sales. We generated revenue from tool rentals and product sales of $154.4 million and $152.0 million for the years ended December 31, 2024 and 2023, respectively, and had net income of $3.0 million and $14.7 million for those same periods. We historically incurred significant operating losses since inception. As of December 31, 2024 and 2023, we had an accumulated deficit of $3.6 million and $6.3 million, respectively.

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

Our product sales revenues are primarily dependent on oil and gas companies paying for tools that are lost or damaged in their drilling programs as well as the customers need to replace aging or consumable products and our ability to provide competitive pricing. With the addition of Deep Casing Tools, we now sell tools to the end users for use in constructing their wells.

All of these factors may be influenced by the oil and gas region in which our customers are operating. While these factors may lead to differing revenues, we have generally been able to forecast our product needs and anticipated revenue levels based on historic trends in a given region and with a specific customer.

Recent Developments and Trends

In the first half of 2024, the oil and gas market witnessed a dynamic interplay of geopolitical tensions, supply concerns, and global demand fluctuations. Crude oil prices remained volatile, with benchmarks such as Brent and WTI experiencing fluctuations driven by a multitude of factors. Geopolitical tensions in key oil-producing regions, such as the Middle East, continued to influence market sentiment, leading to sporadic spikes in prices. Additionally, concerns over supply disruptions, particularly amidst conflicts and geopolitical uncertainties, added to the market’s unease. As the global market for crude oil has continued its recovery, technical recessions, specifically in China, have slowed progress and created fluctuations in global demand. As of December 31, 2024, the WTI oil price was approximately $72.44 per barrel.

Despite the volatility in spot oil prices described above, our customers tend to be more focused on medium-term and long term commodity prices when making investment decisions due to the longer lead times for onshore and offshore projects. These forward prices experienced far less volatility in 2022 and 2023 and have maintained levels in 2024 which are highly constructive for onshore and offshore project demand.

Prices for natural gas decreased somewhat throughout the first half of 2024 relative to the fourth quarter of 2023 in the U.S. due to several factors, including a mild winter in key consuming regions and increased production and availability, both of which led to an oversupply in the market. Additionally, constrained storage capacity and delivery delays resulted in uncertainty around liquified natural gas exports in the U.S. Despite these factors, the price of natural gas rebounded in the second half of 2024, to a point in which the December 2024 average price exceeded the December 2023 average price. Henry Hub natural gas spot prices have increased from an average of $2.52 per one million British Thermal Units (“MMBtu”) in December 2023 to $3.01 per MMBtu in December 2024.

The ongoing conflict in Ukraine and the Israel-Hamas conflict have caused uncertainty in the oil and natural gas markets, and the financial markets, both globally and in the U.S. Such uncertainty already has and could continue to cause stock price volatility and supply chain disruptions as well as higher oil and natural gas prices. These could result in higher inflation worldwide, impact consumer spending and negatively impact demand for our goods and services. Moreover, additional interest rate increases by the U.S. Federal Reserve to combat inflation could further increase the probability of a recession.

Notwithstanding the significant commodity price volatility over the past several years, we have seen decreases in drilling activity in the Western Hemisphere. Conversely, Eastern Hemisphere drilling activity has increased year over year. For the years ended December 31, 2024 and 2023, the monthly average Western Hemisphere rig count was 940 and 1,040 rigs, respectively, or a decrease of 10%. For the years ended December 31, 2024 and 2023, the monthly average Eastern Hemisphere rig count was 747 and 732 rigs, respectively, or an increase of 2%.

Inflation and Increased Costs

We are experiencing the impacts of global inflation, both in increased personnel costs and the prices of goods and services required to operate our rigs and execute capital projects. While we are currently unable to estimate the ultimate impact of rising prices, we do expect that our costs will continue to rise in the near term and will impact our profitability.

How We Evaluate Our Operations

We use a number of financial and operational measures to routinely analyze and evaluate the performance of our business, including revenue, net and non-GAAP measures Adjusted EBITDA.

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

Please refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial performance measure calculated and presented in accordance with GAAP.

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

Revenue, net

We currently generate our revenue, net from tool rental services and product sales. Tool rental services consist of rental services, inspection services, and repair services and is accounted for in accordance Topic 842. We recognize revenues from renting tools on a straight-line basis. Our rental contract periods are daily, monthly, per well, or based on footage. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay, which is based on the rental contract period applicable to the actual number of days the drilling tool was out on rent, over the cumulative amount of revenue recognized to date.

The rental tool recovery component of product sales revenue is recognized when a tool is deemed to be lost-in-hole, damaged-beyond-repair, or lost-in-transit while in the care, custody, or control of the customer. Other made to order product sales revenue is recognized when the product is picked up by the customer and control is transferred. Product sale revenue is accounted for in accordance with Topic 606.

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

We expect that gross margins will continue to improve slightly as we leverage our existing cost structure to increase our business activity. However, we expect to see continued pricing pressure from customers which may offset any incremental gains.

Selling, General and Administrative Expense

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel, and outside professional services expenses including legal, audit and accounting services, insurance, other administrative expenses and allocated facility costs for our administrative functions.

We expect our operating expenses to increase in absolute dollars for the foreseeable future as a result of operating as a public company as well as the Company continues to grow and scale operations. In particular, we expect our legal, accounting, tax, personnel-related expenses and directors’ and officers’ insurance costs reported within general and administrative expense to increase as we establish more comprehensive compliance and governance functions, increase security and IT compliance functions, review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports as required by the rules and regulations of the SEC. As a result, our historical results of operations may not be indicative of our results of operations in future periods.

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

Depreciation and Amortization Expense

Depreciation and amortization expense relates to the consumption of our property and equipment, which consists of rental tools, shop equipment, computer equipment, furniture and fixtures and leasehold improvements, and the amortization of our intangible assets mainly related to customer relationships, patents, and developed technology.

Other expense, net

Our other expense, net is primarily comprised of interest income (expense), gain on sale of property, unrealized gain (loss) on securities, transaction related expenses, and other miscellaneous income and expense unrelated to our core operations.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table set forth our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2024	2023
Revenue, net:
Tool rental	$117,926	$119,239
Product sale	36,520	32,795
Total revenue, net	154,446	152,034
Operating costs and expenses:
Cost of tool rental revenue	24,110	28,270
Cost of product sale revenue	14,381	7,249
Selling, general, and administrative expense	78,695	68,264
Depreciation and amortization expense	23,832	20,352
Total operating costs and expenses	141,018	124,135
Operating income	13,428	27,899
Other expense, net:
Interest expense, net	(3,369)	(1,103)
Gain on sale of property	60	101
Loss on asset disposal	—	(489)
Gain (loss) on remeasurement of previously held equity interest	368	(255)
Other expense, net	(7,503)	(6,359)
Total other expense, net	(10,444)	(8,105)
Income before income tax expense	2,984	19,794
Income tax expense	30	(5,046)
Net income	$3,014	$14,748

Revenue, net

Our revenue, net consists of tool rental and product sale revenues.

	Year Ended December 31,		Change
(In thousands)	2024	2023	Amount	%
Tool rental	$117,926	$119,239	$(1,313)	(1)%
Product sale	$36,520	$32,795	$3,725	11%

Tool rental revenue decreased $1.3 million, or 1%, to $117.9 million for the year ended December 31, 2024 as compared to $119.2 million for the year ended December 31, 2023. The decrease was primarily driven by decreased market activity and customer pricing across all divisions, especially in relation to our Directional Tool Rentals ("DTR") division, the revenue of which decreased $6.0 million, our Premium Tools Division ("PTD"), the revenue of which decreased $0.3 million. These decreases were offset by increases at our Wellbore Optimization Tools ("WOT") division, the revenue of which increased $3.3 million and additional tool rental revenue added of $1.9 million as a result of the acquisition of Deep Casing Tools ("DCT") which was acquired in March 2024 and European Drilling Projects ("EDP) which was acquired in October 2024.

Product sale revenue increased $3.7 million, or 11%, to $36.5 million for the year ended December 31, 2024 as compared to $32.8 million for the year ended December 31, 2023. The increase was primarily driven by the addition of DCT in March 2024 and DPD in August 2024. This increase was offset by a decrease in tool recovery revenue as a result of lower than average recovery events in 2024 as compared to 2023.

Costs and Expenses

Cost of Revenue

Our cost of revenue consists of cost of tool rental revenue and cost of product sale revenue.

	Year Ended December 31,		Change
(In thousands)	2024	2023	Amount	%
Cost of tool rental revenue	$24,110	$28,270	$(4,160)	(15)%
Cost of product sale revenue	$14,381	$7,249	$7,132	98%

Cost of tool rental revenue decreased $4.2 million, or 15%, to $24.1 million for the year ended December 31, 2024 as compared to $28.3 million for the for the year ended December 31, 2023. Across all divisions, the decrease in cost of tool rental revenue was primarily driven by decreased labor and repair costs due to decreased rental activity as these expenses correlate directly to activity.

Cost of product sale revenue increased $7.1 million, or 98%, to $14.4 million for the year ended December 31, 2024 as compared to $7.2 million for the for the year ended December 31, 2023. The increase in cost of product sale revenue was primarily driven by the addition of DCT, whose predominantly a product sales business, in March 2024 and the addition of DPD in August 2024. Additionally, for the recovery events that occurred in 2024, the net book value of the tools lost-in-hole or damaged-beyond-repair were higher than historical averages, indicating that the tools had a longer remaining useful life than in prior years. As a result, cost of product sales associated with recovery events remained flat year over year while revenue from recovery events decreased year over year.

Selling, General, and Administrative Expense

	Year Ended December 31,		Change
(In thousands)	2024	2023	Amount	%
Selling, general, and administrative expense	$78,695	$68,264	$10,431	15%

Selling, general, and administrative expense increased $10.4 million, or 15%, to $78.7 million for the year ended December 31, 2024 as compared to $68.3 million for the year ended December 31, 2023. This increase was primarily driven by an increase in personnel-related expenses directly related to the acquisitions completed this year of $6.1 million. Additionally, there were addtional increases in expenses incurred attributable to the acquisitions and the first full year of being a public company. Specifically, there was a $0.8 million increase in rent related expenses, a $1.4 million increase in accounting, legal, and advertising related expenses, and a $1.4 million increase in insurance expenses. No other driver of this increase was individually significant.

Depreciation and Amortization Expense

	Year Ended December 31,		Change
(In thousands)	2024	2023	Amount	%
Depreciation and amortization expense	$23,832	$20,352	$3,480	17%

Depreciation and amortization expenses increased $3.5 million, or 17%, to $23.8 million for the year ended December 31, 2024 as compared to $20.4 million for the year ended December 31, 2023. The increase was primarily due an increase in depreciation expense resulting from a higher property, plant and equipment balance as of December 31, 2024 as well as an increase in amortization expense as result of intangible assets recognized during purchase price accounting for the acquisitions.

Other expense, net

Interest Expense, net

	Year Ended December 31,		Change
(In thousands)	2024	2023	Amount	%
Interest expense, net	$(3,369)	$(1,103)	$2,266	205%

Interest expense, net increased $2.3 million, or 205%, to $3.4 million for the year ended December 31, 2024 as compared to $1.1 million for the year ended December 31, 2023. The increase was a result of increased interest on the term loan entered into in March 2024 as well as the various draws on the credit facility throughout 2024, the funds of which were used to acquire new businesses.

Other Expense, net

	Year Ended December 31,		Change
(In thousands)	2024	2023	Amount	%
Other expense, net	$(7,503)	$(6,359)	$(1,144)	18%

Other expenses, net increased by $1.1 million, or 18%, to $7.5 million for the year ended December 31, 2024 as compared to $6.4 million for the year ended December 31, 2023. The increase was primarily due to transaction costs related to the acquisitions completed in 2024, which totaled $7.0 million, as compared to transaction costs of $6.0 million in 2023 related to the merger.

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

We use the non-GAAP financial measure Adjusted EBITDA, which is defined as net income (loss); excluding: interest income; interest expense; other income (expense), including those that do not reflect our core operating activities, net; income tax benefit (expense); depreciation and amortization; and certain other non-cash items impacting net income (loss) from time to time. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA.

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

The following tables present a reconciliation of Adjusted EBITDA to net income for the years ended December 31, 2024 and 2023 (non-recurring transaction expenses recorded to other (income) expense are presented separately within Adjusted EBITDA):

	Year Ended December 31,
(In thousands)	2024	2023
Net income	$3,014	$14,748
Add (deduct):
Income tax expense	(30)	5,046
Depreciation and amortization	23,832	20,352
Interest expense, net	3,369	1,103
Stock option expense	2,092	1,661
Management fees	750	1,130
Gain on sale of property	(60)	(101)
Loss on asset disposal	—	489
Loss (gain) on remeasurement of previously held equity interest	(368)	255
Transaction expense	7,036	5,979
Other expense, net	467	380
Adjusted EBITDA	$40,101	$51,042

Liquidity and Capital Resources

On December 31, 2024 and 2023, we had $6.2 million and $6.0 million of cash and cash equivalents, respectively. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under the Credit Facility Agreement. We may use additional cash generated to execute strategic acquisitions or for general corporate purposes. We believe that our existing cash on hand, cash generated from operations and available borrowings under the Credit Facility Agreement will be sufficient for at least the next 12 months to meet working capital requirements and anticipated capital expenditures.

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

Cash Flows

The following table sets forth our cash flows for the period indicated:

	Year Ended December 31,
(In thousands)	2024	2023
Net cash flows from:
Operating activities	$6,058	$23,334
Investing activities	(53,586)	(23,864)
Financing activities	47,885	4,295
Effect of changes in foreign exchange rate	(175)	(114)
Net increase in cash and cash equivalents	$182	$3,651

Cash Flows (Used In) Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2024 was $6.1 million resulting from our net income of $3.0 million, adjusted for non-cash charges of $29.3 million in depreciation, amortization, deferred financing, and leases, $2.1 million of stock-based compensation expense and $0.5 million of other non-cash charges. This was partially offset by a $10.0 million gain on rental tool recovery sales, $0.8 million in deferred tax benefits, $0.4 million in unrealized gains on equity securities, and $17.6 million in net changes from operating assets and liabilities. The $17.6 million in cash used in operating assets and liabilities is primarily due to a $4.0 million cash outflow in accounts receivable associated with higher revenues in 2024, a $4.3 million cash outflow related to increased inventory purchases, a $4.8 million cash outflow from operating lease liabilities as we increase right-of-use assets on hand, and a $5.3 million cash outflow due to a decrease in the account payable and accrued expenses balances. These outflows were offset by a cash inflow related to prepaid expenses of $0.9 million. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report entitled “Risk Factors.”

Net cash provided by operating activities for the year ended December 31, 2023, was $23.3 million resulting from our net income of $14.7 million, adjusted for non-cash charges of $25.0 million in depreciation, amortization, deferred financing, and leases, $4.0 million of stock-based compensation expense as a result of the Merger, $0.5 million of losses on asset disposals, $3.4 million in deferred tax expense, and $0.3 million of other non-cash charges. This was partially offset by a $16.7 million gain on rental tool recovery sales and $8.1 million in net changes from operating assets and liabilities. The $8.1 million in cash used in operating assets and liabilities is primarily due to a $1.0 million cash outflow in accounts receivable associated with an increase in sales and higher revenues during 2023 compared to 2022, a $4.4 million cash outflow from operating lease liabilities as we increase right-of-use assets on hand, a $1.7 million cash outflow from inventories due to purchased inventory related to our attempt to reduce risk and uncertainties in our supply chain, and a $1.5 million cash out flow in accounts payable due to differences in the timing of disbursements. This was partially offset by a $0.6 million cash inflow in accrued expenses due to differences in the timing of disbursements. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report entitled “Risk Factors.”

Cash Flows (Used In) Provided by Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $53.6 million. Purchases of property, plant, and equipment of $22.9 million and cash spent in business acquisitions of $47.3 million were partially offset by proceeds from rental tool recovery sales of $15.3 million and proceeds from sale of equity securities of $1.2 million.

Net cash used in investing activities for the year ended December 31, 2023 was $23.9 million. Purchases of property, plant, and equipment of $43.8 million were partially offset by proceeds from rental tool recovery sales of $19.7 million and proceeds from sale of property of $0.2 million.

Cash Flows (Used In) Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $47.9 million resulting from proceeds from the revolving line of credit of $38.6 million and proceeds from long-term debt of $25.0 million. These inflows were offset by payments on the revolving credit facility of $11.5 million, payments on long-term debt of $3.5 million, and payments of debt issuance costs of $0.7 million.

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

The Company recognizes revenues from renting tools on a straight-line basis. The Company’s rental contract periods are daily, monthly, or per well. As part of this straight-line methodology, when the equipment is returned, the Company recognizes as incremental revenue the excess, if any, between the amount the customer is contractually required to pay, which is based on the rental contract period applicable to the actual number of days the drilling tool was out on rent, over the cumulative amount of revenue recognized to date. In any given accounting period, the Company will have customers return the drilling tool and be contractually required to pay the Company more than the cumulative amount of revenue recognized to date under the straight-line methodology. Additionally, the Company has rental contracts that are based on usage, either on a per footage or per well basis. As these types of rental contracts consist of variable lease payments, which are unknown at commencement, as well as a fixed payment component, revenue is recognized when the changes in the factor on which the contingent lease payments are based occur, in an amount equal to the excess of the fixed component. When the customer returns the rental equipment and the footage or usage becomes known, the Company recognizes revenue.

We record the amounts billed to customers in excess of recognizable revenue as deferred revenue on our consolidated balance sheet.

As noted above, we are unsure of when the customer will return rented drilling tools. As such, we do not know how much the customer will owe us upon return of the tool and we therefore cannot provide a maturity analysis of future lease payments. Our drilling tools are generally rented for short periods of time. Lessees do not provide residual value guarantees on rented equipment.

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

We account for a contract when we have approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the revenue standard. The transaction price is measured as consideration specified in a contract with a customer and excludes any sales incentives and taxes or other amounts collected on behalf of third parties. As each of our contracts with customers contain a single performance obligation to provide a product sale (in some cases, multiple products in one contract which each represent a single performance), we do not have any performance obligations requiring allocation of transaction prices.

The performance obligation for made to order product sales is satisfied and revenue is recognized when control of the asset transfers to the customer, which typically occurs upon delivery of the product or when the product is picked up at our shipping dock. Additionally, pursuant to the contractual terms with our customers, the customer must notify us of, and purchase from us, any rented tools that are damaged beyond repair, lost-in-hole, or lost-in-transit while in the care, custody or control of such customer. Revenue is recognized for these products when the customer notifies us that one of these noted events has occurred.

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
•
Our revenues do not include variable consideration, or result in significant obligations associated with returns, refunds, or warranties; and
•
Most of our revenue is recognized when the applicable performance obligations are readily determinable. As noted above, our Topic 606 revenue is generally recognized at the time of shipping or upon notification from our customers that a rented tool is damaged beyond repair, lost-in-hole, or lost-in-transit while in the care, custody, or control of our customers.

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

Long-Lived Asset Impairment

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent to or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of

l

fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. For the year ended December 31, 2024 and 2023, management determined that there was no impairment with regard to our intangible assets.

For property, plant and equipment, events or circumstances indicating possible impairment may include a significant decrease in market value or a significant change in the business climate. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying amount over its fair value. For the year ended December 31, 2024 and 2023, management determined that there was no impairment with regard to our property, plant, and equipment.

Goodwill

We use the acquisition method to account for business combinations and, to the extent that the purchase price exceeds the fair value of the net assets acquired, we record goodwill. In accordance with U.S. GAAP, we are required to evaluate our goodwill at least annually. We perform our annual goodwill assessment as of December 31, or more frequently if indicators of impairment exist. Qualitative factors that indicate impairment could include, but are not limited to, (i) macroeconomic conditions, (ii) industry and market considerations, (iii) cost factors, (iv) overall financial performance of the reporting unit, and (v) other relevant entity-specific events. The first step in our annual goodwill assessment is to perform the optional qualitative assessment allowed by ASC Topic 350 “Intangibles - Goodwill and Other” (ASC 350). In our qualitative assessment, we evaluate relevant events or circumstances to determine whether it is more likely than not (i.e., greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, ASC 350 requires us to compare the fair value of such reporting unit to its carrying value including goodwill. To determine the fair value of our reporting units, we use multiple valuation techniques including a discounted cash flow analysis, using the applicable weighted average cost of capital, in combination with a market approach that uses market multiples and a selection of guideline public companies. This test requires us to make assumptions about the future growth of our business and the market in general, as well as other variables such as the level of investment in capital expenditure, growth in working capital requirements and the terminal or residual value of our reporting units beyond the periods of estimated annual cash flows. We may use a third-party valuation firm to assist us with this analysis. If the fair value of each reporting unit exceeds its carrying value, no action is required. Otherwise, an impairment loss is recorded to the extent that the carrying amount of the reporting unit including goodwill exceeds the fair value of that reporting unit. We believe the estimates and assumptions used in our impairment assessment are reasonable based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated during current or future periods.

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

We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that a market participant would use. While we use our best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. The use of different assumptions related to these uncertain factors at acquisition could result in material changes to the amounts initially recorded at acquisition, which could have a material impact on our consolidated financial statements. When appropriate, we engage third-party valuation specialists to assist in determining the fair values of assets acquired and liabilities assumed.

If the initial accounting for a business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported to present information about facts and circumstances that existed as of the acquisition date. We must complete the accounting for each business combination during its measurement period, which cannot exceed one year from the acquisition date. Adjustments made during the measurement period could have a material impact on our consolidated financial statements.

Costs that are directly attributable to business combinations are expensed as incurred within other expenses, net, on the consolidated statements of income and comprehensive income. The results of operations of acquisitions are included in the consolidated financial statements from the date of acquisition.

Recently Issued and Adopted Accounting Standards

A discussion of recent accounting pronouncements is included in Note 1, Summary of significant accounting policies, to the consolidated financial statements included elsewhere in this report.

JOBS Act Accounting Election

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. In addition, as an emerging growth company, we may take advantage of certain reduced disclosure and other requirements that are otherwise applicable generally to public companies. DTI will take advantage of these exemptions until such earlier time that it is no longer an emerging growth company. DTI would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of the offering on December 6, 2021; (ii) the last day of the fiscal year in which its total annual gross revenue is equal to or more than $1.235 billion (iii) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which it is deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

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

Concentration risk

During the years ended December 31, 2024, 28% of our total revenue was earned from two of our customers. During the years ended December 31, 2023, 39% of our total revenue was earned from three of our customers. Amounts due from these customers included in accounts receivable at December 31, 2024 and December 31, 2023 were approximately $6.3 million and $11.1 million, respectively.

Foreign currency risk

Our customers are primarily located in the United States and Canada, but through the recent acquisitions, this has expanded to include customers located located in countries all across the globe. Therefore, foreign exchange risk exposures arise from transactions denominated in currencies other than the U.S. dollar, which is our functional and reporting currency. To date, a majority of our sales have been denominated in United States and Canadian dollars but we expect more sales to be denominated in other foreign currencies as we continue to expand globally. As we expand our presence in international markets, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements to minimize the impact of these fluctuations in the exchange rates. We will periodically reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Item 8. Financial Statements and Supplementary Data.

DRILLING TOOLS INTERNATIONAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 410)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statement of Income and Comprehensive Income for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholder's Equity for the Years Ended December 31 2024, and 2023

Consolidated Statement of Cash Flows for the Years Ended December 31, 2024 and 2023

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Drilling Tools International Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Drilling Tools International Corporation (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income and comprehensive income, consolidated statements of changes in redeemable convertible preferred stock and shareholders’ equity and consolidated statements of cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/ s / Weaver and Tidwell, L.L.P.

Austin, Texas

March 14, 2025

We have served as the Company's auditor since 2022.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share data)	2024	2023
ASSETS
Current assets
Cash	$6,185	$6,003
Accounts receivable, net	39,606	29,929
Related party note receivable, current	909	—
Inventories, net	17,502	5,034
Prepaid expenses and other current assets	3,874	4,553
Investments - equity securities, at fair value	—	888
Total current assets	68,076	46,408
Property, plant and equipment, net	75,571	65,800
Operating lease right-of-use asset	22,718	18,786
Intangible assets, net	37,232	216
Goodwill	12,147	—
Deferred financing costs, net	817	409
Related party note receivable, less current portion	4,262	—
Deposits and other long-term assets	1,608	879
Total assets	$222,431	$132,498
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,983	$7,751
Accrued expenses and other current liabilities	7,864	10,579
Current portion of operating lease liabilities	4,121	3,958
Current maturities of long-term debt	6,995	—
Total current liabilities	30,963	22,288
Operating lease liabilities, less current portion	18,765	14,893
Long term debt, net of current portion	19,676	—
Revolving line of credit	27,142
Deferred tax liabilities, net	5,926	6,627
Total liabilities	102,472	43,808
Commitments and contingencies (See Note 15)
Shareholders' equity
Common stock, $0.0001 par value, shares authorized 500,000,000 as of December 31, 2024 and December 31, 2023, 34,704,696 shares issued and outstanding as of December 31, 2024 and 29,768,568 shares issued and outstanding as of December 31, 2023	3	3
Additional paid-in-capital	125,415	95,218
Accumulated deficit	(3,582)	(6,306)
Accumulated other comprehensive loss	(1,877)	(225)
Total shareholders' equity	119,959	88,690
Total liabilities and shareholders' equity	$222,431	$132,498

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023
Revenue, net:
Tool rental	$117,926	$119,239
Product sale	36,520	32,795
Total revenue, net	154,446	152,034
Operating costs and expenses:
Cost of tool rental revenue	24,110	28,270
Cost of product sale revenue	14,381	7,249
Selling, general, and administrative expense	78,695	68,264
Depreciation and amortization expense	23,832	20,352
Total operating costs and expenses	141,018	124,135
Income from operations	13,428	27,899
Other expense, net:
Interest expense, net	(3,369)	(1,103)
Gain on sale of property	60	101
Loss on asset disposal	—	(489)
Gain (loss) on remeasurement of previously held equity interest	368	(255)
Other income (expense), net	(7,503)	(6,359)
Total other expense, net	(10,444)	(8,105)
Income before income tax expense	2,984	19,794
Income tax (expense)/benefit	30	(5,046)
Net income	$3,014	$14,748
Accumulated dividends on redeemable convertible preferred stock	—	314
Net income available to common shareholders	$3,014	$14,434
Basic earnings per share	$0.09	$0.67
Diluted earnings per share	$0.09	$0.59
Basic weighted-average common shares outstanding	31,938,847	21,421,610
Diluted weighted-average common shares outstanding	32,308,179	25,131,024
Comprehensive income:
Net income	$3,014	$14,748
Foreign currency translation adjustment, net of tax	(1,652)	(114)
Net comprehensive income	$1,362	$14,634

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

	Redeemable Convertible Preferred Stock		Common Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, December 31, 2022	6,719,641	$17,878	11,951,137	$1	$52,388	$(21,054)	$(111)	$31,224
Net exercise of stock options by DTIH stockholder (Note 2)	-	-	36,163	-	-	-	-	-
Accretion of redeemable convertible preferred stock to redemption value prior to closing of the Merger	-	314	-	-	(314)	-	-	(314)
Exchange of DTIH redeemable convertible preferred stock for DTIC Common Stock (Note 2)	(6,719,641)	(18,192)	6,719,641	1	7,192	-	-	7,193
Issuance of DTIC Common Stock to former holders of DTIH redeemable convertible preferred stock in connection with Exchange Agreements (Note 2)	-	-	2,042,181	-	10,805	-	-	10,805
Merger, net of redemptions and transaction costs (Note 2)	-	-	5,711,721	1	(8,839)	-	-	(8,838)
Issuance of DTIC Common Stock in connection with the consummation of the PIPE Financing (Note 2)	-	-	2,970,296	-	30,000	-	-	30,000
Stock-based compensation	-	-	337,429	-	3,986	-	-	3,986
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	(114)	(114)
Net income	-	-	-	-	-	14,748	-	14,748
BALANCE, December 31, 2023	-	$-	29,768,568	$3	$95,218	$(6,306)	$(225)	$88,690
Stock-based compensation	-	-	-	-	1,647	-	-	1,647
Shares issued due to vesting of restricted stock units	-	-	74,440	-	443	-	-	443
Exercise of stock options	-	-	16,556	-	255	(290)	-	(35)
Issuance of Common Stock related to business combinations	-	-	4,845,132	-	27,714	-	-	27,714
Accelerated vesting of substitute stock options	-	-	-	-	138	-	-	138
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	(1,652)	(1,652)
Net income	-	-	-	-	-	3,014	-	3,014
BALANCE, December 31, 2024	-	$-	34,704,696	$3	$125,415	$(3,582)	$(1,877)	$119,959

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$3,014	$14,748
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	23,832	20,352
Amortization of deferred financing costs	313	139
Non-cash lease expense	5,121	4,515
Unrealized loss on currency remeasurement	225	—
Provision for excess and obsolete inventory	—	75
Provision for excess and obsolete property and equipment	—	122
Provision for credit losses	424	117
Deferred tax expense/(benefit)	(778)	3,443
Loss on asset disposal	—	489
Gain on sale of property	(60)	(101)
Realized loss on equity securities	12	—
Unrealized (gain) loss on equity securities	(368)	255
Realized loss on interest rate swap	—	4
Gross profit from sale of lost-in-hole equipment	(10,027)	(16,686)
Stock-based compensation expense	2,092	3,986
Interest Income on related party note receivable	(151)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,015)	(1,048)
Prepaid expenses and other current assets	874	519
Inventories, net	(4,320)	(1,716)
Deposits and other current assets	—	(496)
Operating lease liabilities	(4,832)	(4,415)
Accounts payable	(78)	(1,552)
Accrued expenses and other current liabilities	(5,220)	583
Net cash flows from operating activities	6,058	23,334
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(47,258)	—
Proceeds from sale of property and equipment	79	202
Purchase of property, plant and equipment	(22,892)	(43,750)
Proceeds from sale of lost-in-hole equipment	15,253	19,684
Proceeds from sale of equity securities	1,244	—
Purchases of intangible assets	(12)	—
Net cash flows from investing activities	(53,586)	(23,864)
Cash flows from financing activities:
Proceeds from Merger and PIPE Financing, net of transaction costs	—	23,162
Payment of deferred financing costs	(722)	(324)
Proceeds from revolving line of credit	38,618	73,050
Payments on revolving line of credit	(11,476)	(91,399)
Proceeds from long-term debt	25,000	—
Payments on long-term debt	(3,535)	—
Payments to holders of DTIH redeemable convertible preferred stock in connection with retiring their DTI stock upon the Merger	—	(194)
Net cash flows from financing activities	47,885	4,295
Effect of Changes in Foreign Exchange Rate	(175)	(114)
Net Change in Cash	182	3,651
Cash at Beginning of Period	6,003	2,352
Cash at End of Period	$6,185	$6,003
Supplemental cash flow information:
Cash paid for interest	$2,673	$1,174
Cash paid for income taxes	$2,970	$3,006
Non-cash investing and financing activities:
Fair value of CTG liabilities assumed in CTG Acquisition	$3,162	$—
Fair value of SDPI liabilities assumed in SDPI Acquisition	$6,246	$—
Fair value of EDP liabilities assumed in EDP Acquisition	$1,769	$—
ROU assets obtained in exchange for lease liabilities	$5,737	$3,264
Non-cash recovery of note receivable	$453	$—
Net exercise of stock options	$254	$—
Shares withheld from exercise of stock options for payment of taxes	$36	$—
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	$1,176	$601
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$126	$1,422
Non-cash directors and officers insurance	$—	$695
Non-cash Merger financing	$—	$2,000
Exchange of DTIH redeemable convertible preferred stock for DTIC Common Stock in connection with Merger	$—	$7,193
Issuance of DTIC Common Stock to former holders of DTIH redeemable convertible preferred stock in connection with Exchange Agreements	$—	$10,805
Accretion of redeemable convertible preferred stock to redemption value	$—	$314

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Structure

Drilling Tools International Corporation, a Delaware corporation ("DTIC" or the "Company"), manufactures, rents, inspects, and refurbishes downhole drilling tools primarily to companies in the oil and natural gas industry for bottom hole assemblies used in onshore and offshore horizontal and directional drilling.

On March 15, 2024 (the “CTG Acquisition Date”), we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Casing Technologies Group Limited (“CTG”), certain shareholders of CTG, and a representative of CTG. Pursuant to the terms of the Share Purchase Agreement, the Company acquired one hundred percent (100%) of the shares of CTG (the “CTG Acquisition”), which wholly owns Deep Casing Tools Limited (“Deep Casing”), an energy technology development company, for approximately £16.2 million, or $20.9 million, based on the British pound sterling to United States dollar exchange rate on the CTG Acquisition Date. For further details regarding the acquisition, refer to Note 3 – “Business Combinations.”

On March 6, 2024, the Company entered into an agreement and plan of merger (the "Merger Agreement") by and among the Company, Superior Drilling Products, Inc., a Utah corporation (“SDPI”), DTI Merger Sub I, Inc., a Delaware corporation and directly wholly owned subsidiary of the Company (“Merger Sub I”), and Merger DTI Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub II”), pursuant to which Merger Sub I merged with and into SDPI (the “First Merger”), with SDPI surviving as a wholly owned subsidiary of DTI and upon the effective time of the First Merger (the “First Effective Time”), SDPI, as the surviving corporation of the First Merger, merged with and into Merger Sub II (the “Second Merger,” and together with the First Merger, the “Merger”), with Merger Sub II surviving as a wholly owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, the closing of the Merger occurred on July 31, 2024 (the “SDPI Closing Date” or “SDPI Closing”) for total consideration of $47.9 million. For further details regarding the acquisition, refer to Note 3 - "Business Combinations."

On October 3, 2024, the Company’s wholly owned subsidiary, Drilling Tools International, Inc., entered the Share Purchase Agreement with European Drilling Projects B.V. (“EDP”), and the sole shareholder of EDP, to acquire 100% of the shares of EDP. The total purchase price of the acquisition was $13.9 million. For further details regarding the acquisition, refer to Note 3 – “Business Combinations.”

The Company’s United States (“U.S.”) operations have locations in Texas, California, Louisiana, Oklahoma, Pennsylvania, North Dakota, New Mexico, Utah, and Wyoming. The Company’s international operations are located in Canada with additional stocking points in Europe, the Middle East, and Asia-Pacific. Operations outside the U.S. are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws and possible limitations on foreign investment. The Company does not engage in hedging activities to mitigate its exposure to fluctuations in foreign currency exchange rates.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation. Further, the basis of consolidation incorporates the financial statements of our foreign entity, Casing Technologies Group Limited, which operates under UK Generally Accepted Accounting Principles ("UK GAAP"). Those financial statements are translated into U.S. GAAP for consolidation purposes. The translation process adheres to established accounting standards and guidelines to ensure consistency and comparability across our consolidated financial statements. This approach enables us to accurately reflect the financial position, results of operations, and cash flows of our consolidated operations.

Foreign Currency Translations and Transactions

The Company has determined that the functional and reporting currency for its operations across the globe is the functional currency of the Company’s international subsidiaries. Accordingly, all foreign balance sheet accounts have been translated into United States dollars using the rate of exchange at the respective balance sheet date. Components of the consolidated statements of income and comprehensive income have been translated at the average rates for the year of the reporting period. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of income and comprehensive income. For the years ended December 31, 2024 and 2023, the aggregate foreign currency exchange rate fluctuations on transactions included in the consolidated statements of income and comprehensive income totaled approximately $44.5 thousand and $0.1 million in losses, respectively.

Concentration of Credit Risk

The Company’s customer concentration may impact its overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.

For the year ended December 31, 2024, the Company generated approximately 28% of its revenue from 2 customers. For the year ended December 31, 2023, the Company generated approximately 39% of its revenue from 3 customers. Amounts due from these customers included in accounts receivable at December 31, 2024 and December 31, 2023, were approximately $6.3 million and $11.1 million, respectively.

For the year ended December 31, 2024, none of our vendors accounted for more than 10% of total purchases. For the year ended December 31, 2023, the Company had 2 vendors that represented approximately 23% of its total purchases. Amounts due to these vendors included in accounts payable at December 31, 2023 were approximately $0.3 million.

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

Business Combinations

The Company applies the acquisition method of accounting for business combinations, which requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets and liabilities acquired. We account for contingent assets and liabilities at fair value on the acquisition date, and record changes to fair value associated with these assets and liabilities as a period cost as incurred. We use established valuation techniques and engage reputable valuation specialists to assist us with these valuations. We use a reasonable measurement period to record any adjustment related to the opening balance sheet (generally, less than one year). These fair value measurements are considered level 3 fair value measurements. After the measurement period, changes to the opening balance sheet can result in the recognition of income or expense as period costs. To the extent these items stem from contingencies that existed at the balance sheet date, but are contingent upon the realization of future events, the cost is charged to expense at the time the future event becomes known.

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

Product Sales

Product sales consist of charges for rented tools that are damaged beyond repair, charges for lost-in-hole, and charges for lost-in-transit while in the care, custody or control of the Company’s customers, drill bit manufacturing and refurbishment, and other charges for made to order product sales as well. Product sales are accounted for under Topic 606.

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

The performance obligation for made to order product sales is satisfied and revenue is recognized at a point in time when control of the asset transfers to the customer, which typically occurs upon customer pick up. Additionally, pursuant to the contractual terms with the Company’s customers, the customer must notify the Company of, and purchase from the Company, any rented tools that are damaged beyond repair, lost-in-hole, or lost-in-transit while in the care, custody or control of the Company’s customers. Revenue is recognized for these products at a point in time upon the customer’s notification to the Company of the occurrence of one of these noted events.

The Company does not have any revenue expected to be recognized in the future related to remaining performance obligations or contracts with variable consideration related to undelivered performance obligations. There was no revenue recognized in the current period from performance obligations satisfied in previous periods.

Revenue per geographic location

Revenue generated was concentrated within the United States. For the years ended December 31, 2024 and 2023, the revenue generated within the United States was $125.3 million and $137.2 million, respectively, or 81% and 90% of total revenues. For the years ended December 31, 2024 and 2023, the revenue generated outside the United States, in Canada and International, was $29.2 million and $14.8 million, respectively, or 19% and 10% of total revenues.

Contract Assets and Liabilities

Contract assets represent the Company’s rights to consideration for work completed but not billed. As of December 31, 2024 and 2023, the Company had contract assets of $5.4 million and $4.2 million, respectively. Contract assets were recorded in accounts receivable, net in the accompanying consolidated balance sheets. The changes in contract assets for the year ended December 31, 2024 were as follows (in thousands):

Balance at December 31, 2023	$4,157
Revenue recognized from contract assets	55,814
Conversion of contract assets into accounts receivable	(54,522)
Balance at December 31, 2024	$5,449

Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of December 31, 2024 and 2023, the Company did not have any material contract liabilities. All deferred revenue were expected to be recognized during the following 12 months, and they were recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

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

The changes in the allowance for credit losses for the year ended December 31, 2024 were as follows (in thousands):

Balance at December 31, 2023	$(1,458)
Additions during 2024	(439)
Utilization of allowance for credit losses	207
Balance at December 31, 2024	$(1,690)

Inventories, net

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the specific identification method, weighted average, or the first-in-first-out ("FIFO") method, depending on the type of inventory. Inventory that is obsolete or in excess of forecasted usage is written down to its net realizable value based on assumptions regarding future demand and market conditions. Inventory write-downs are charged to cost of rental revenue and cost of product sale revenue within operating costs section of the consolidated statements of income and comprehensive income and establish a new cost basis for the inventory. Inventory includes raw material and finished goods.

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

For the year ended December 31, 2024 and 2023, management determined that there were no triggering events necessitating impairment testing of property, plant, and equipment or intangible assets.

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

Investment - Equity Securities

Equity securities are stated at fair value. Unrealized gains and losses are reflected in the consolidated statements of income and comprehensive income. The Company periodically reviews the securities for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended December 31, 2024 the Company settled all investments in equity securities for a realized loss of $12 thousand.

Derivative Financial Instruments

From time to time, the Company may enter into derivative instruments to manage exposure to interest rate fluctuations. During 2016, the Company entered into an interest swap agreement with respect to amounts outstanding under its revolving line of credit.

The Company’s interest rate swap is a pay-fixed, receive-variable interest rate swap based on SOFR swap rate. The SOFR swap rate is observable at commonly quoted intervals for the full term of the swap and therefore is considered a Level 2 item. For interest rate swaps in an asset position, the credit standing of the counterparty is analyzed and factored into the fair value measurement of the asset. The impact of the Company’s creditworthiness has also been factored into the fair value measurement of the interest rate swap in a liability position. For the years ended December 31, 2024 and 2023, the application of valuation techniques applied to similar assets and liabilities has been consistent.

This arrangement was designed to manage exposure to interest rate fluctuations by effectively exchanging existing obligations to pay interest based on floating rates for obligations to pay interest based on a fixed rate. These derivatives are marked-to-market at the end of each quarter and the realized/unrealized gain or loss is recorded as interest expense.

The interest swap agreement was settled on July 10, 2023. Upon settlement, the swap had a fair value of $0.4 million. No new interest rate swaps were entered into subsequently or during the year ended December 31, 2024.

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The valuation of assets and liabilities recognized in business combinations are considered level 3 fair value measurements on the closing date of the acquisition. These assets and liabilities are not remeasured at each reporting period.

Asset and liabilities measured at fair value are summarized as follows (in thousands):

Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Investments, equity securities	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Investments, equity securities	$888	$—	$—	$888
Total assets at fair value	$888	$—	$—	$888

As of December 31, 2024 and 2023, the Company did not have any Level 2 or Level 3 assets or liabilities.

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

The Board of the Company has not issued any shares of any classes or series of preferred stock as of December 31, 2024, and through the date these financial statements were available to be issued.

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

The Company follows guidance issued by the FASB in accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits and upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. The Company has no uncertain tax positions at December 31, 2024 and

2023. The Company believes there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the consolidated statements of income and comprehensive income for the year ended December 31, 2024 and 2023.

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

Recent Accounting Pronouncements - Adoption of Segment Reporting Standard

In November 2023, FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures of significant segment expenses and information used in assessing segment performance on an annual and interim basis. The guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the guidance and all existing segment disclosures under the FASB Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. This standard is effective for the Company’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025 and should be applied retrospectively to all comparative periods. Effective with this Report, the Company adopted this ASU. Refer to Note 18 (“Segment Informaton”) for the required segment disclosures.

Recent Accounting Pronouncements - Accounting Standards Issued Not Yet Effective

In December 2023, FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company beginning January 1, 2025 with early adoption permitted. The Company is evaluating the effects of adopting this new accounting guidance on its disclosures but does not currently expect adoption will have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the effects of adopting this new accounting guidance. The Company does not intend to early adopt this ASU.

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement, qualitative descriptions for expense captions not specifically disaggregated quantitatively, and the total amount and definition of selling expenses for interim and annual reporting periods. This standard is effective for the Company’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028 and should be applied retrospectively to all comparative periods. Early adoption is permitted. The Company is currently evaluating the effects of adopting this new accounting guidance.

NOTE 2 - REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company identified certain errors in its previously issued December 31, 2023 audited consolidated financial statements related to the presentation between cost of tool rental revenue and cost of product sale revenue. Through management's review of classification within the consolidated statements of income and comprehensive income, the Company identified that the cost of revenue for the sale of accessories was historically presented within cost of tool rental revenue, as opposed to correctly presented within cost of product sale revenue, whereas the associated accessory revenue is presented in product sale revenue.

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

The audited consolidated financial statements presented herein for the year ended December 31, 2023 have been revised to correct the errors described above in accordance with SEC SAB Topic 1.M, as codified in ASC 250.

	Year ended December 31, 2023
(In thousands)	As Previously Reported	Total Adjustment	As Revised
Cost of tool rental revenue	$30,960	$(2,690)	$28,270
Cost of product sale revenue	4,559	2,690	7,249

NOTE 3 - BUSINESS COMBINATIONS

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

The preliminary allocation of the purchase is as follows:

Assets	Preliminary March 15, 2024	Measurement Period Adjustments	As adjusted March 15, 2024
Cash	$2,674	$—	$2,674
Accounts receivable, net	3,781	—	3,781
Inventories, net	4,282	—	4,282
Prepaid expenses and other current assets	189	—	189
Property, plant and equipment , net	1,647	—	1,647
Operating lease ROU asset	315	—	315
Intangible assets, net	8,065	—	8,065
Goodwill	2,618	526	3,144
Total assets acquired	$23,571	$526	$24,097

Liabilities
Accounts payable	2,656	—	2,656
Accrued expenses and other current liabilities	(295)	526	231
Current portion of operating lease liabilities	95	—	95
Operating lease liabilities, less current portion	180	—	180
Total liabilities assumed	$2,636	$526	$3,162
Total consideration transferred	$20,935	$—	$20,935

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

Goodwill attributable to the CTG Acquisition is not deductible for tax purposes. During the three months ended June 30, 2024, a measurement period adjustment was identified as it relates to assumed accrued liabilities. The total measurement period adjustment was $0.5 million. The measurement period adjustment impacted the goodwill recognized on March 15, 2024. As of December 31, 2024, the Company is substantially complete with the process of allocating the purchase price and valuing the acquired assets and liabilities assumed.

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

The Company incurred acquisition-related costs of $1.6 million during the year ended December 31, 2024, which are included in other income (expense), net in the consolidated statement of income and comprehensive income.

The Company’s consolidated statements of income and comprehensive income for the year ended December 31, 2024 include CTG’s revenues of $10.2 million and net income of $1.1 million.

Supplemental Pro Forma Information (unaudited)

The unaudited supplemental pro forma financial results below for the years ended December 31, 2024 and 2023, combine the consolidated results of the Company and CTG, giving effect to the CTG Acquisition as if it had been completed on January 1, 2023. This unaudited supplemental pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2023, or any other date.

	Year ended December 31,
(in thousands)	2024	2023
Pro forma revenue	$157,824	$169,788
Pro forma net income	$2,261	$17,488

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

The Company previously held an equity interest in SDPI that was acquired and held prior to the SDPI Closing Date. The Company’s previously held interest was remeasured to its fair value of $1.2 million based on the market price of SDPI’s common stock on the SDPI Closing Date. This remeasurement resulted in a $0.4 million gain included in the Company’s consolidated statement of income and comprehensive income for the year ended December 31, 2024 The fair value of DTI’s previously held equity interest in SDPI was included in the measurement of goodwill on the SDPI Closing Date.

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

The Company incurred acquisition-related costs of $3.4 million during the year ended December 31, 2024, which are included in other expense, net in the consolidated statements of income and comprehensive income.

The Company’s consolidated statements of income and comprehensive income for the year ended December 31, 2024 include SDPI's revenues of $5.0 million and net loss of $1.4 million.

Supplemental Pro Forma Information (unaudited)

The unaudited supplemental pro forma financial results below for the years ended December 31, 2024 and 2023, combine the consolidated results of the Company and SDPI, giving effect to the Merger as if it had been completed on January 1, 2023. The unaudited supplemental pro forma financial results to not give effect to the impact of the CTG or EDP Acquisition. This unaudited supplemental pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2023, or any other date.

	Year ended December 31,
(in thousands)	2024	2023
Pro forma revenue	$159,992	$162,509
Pro forma net income	$(5,336)	$10,752

The unaudited supplemental pro forma financial information in the table above contains material nonrecurring pro forma adjustments to (i) record acquisition-related costs incurred by the Company prior to the SDPI Closing Date in the amount of $0.6 million and (ii) to record stock compensation expense of $0.5 million for SDPI options that vested upon the closing of the acquisition of SDPI.

Acquisition of European Drilling Projects B.V.

On September 30, 2024, the Company’s wholly owned subsidiary, Drilling Tools International, Inc., entered the Share Purchase Agreement with European Drilling Projects B.V. (“EDP”), and the sole shareholder of EDP, to acquire 100% of the shares of EDP. European Drilling Products is a global provider of next-generation stabilizers, specialty reamers, and wellbore optimization technology for the drilling industry. EDP designs and manufactures bespoke drilling equipment tailored to address specific industry challenges. The integration of EDP's expertise aligns seamlessly with DTI's international growth strategy and commitment to technological differentiation.

In accordance with the terms of the Merger Agreement, the closing of the acquisition occurred on October 3, 2024 (the “EDP Closing Date” or “EDP Closing”) for total consideration of $13.9 million. The consideration for the acquisition of $13.9 million is comprised of the following items (in thousands):

Cash paid to EDP's sole shareholder	$6,307
Note payable issued by DTI to EDP’s sole shareholder (1)	5,207
Cash repayment of EDP debt	1,889
Cash paid to settle employee stock appreciation right awards (2)	468
Effective settlement of preexisting relationship between DTI and EDP (3)	29
Fair value of consideration transferred	$13,900

(1) Represents promissory note issued to EDP's sole shareholder by DTI in lieu of cash paid at closing.

(2) Represents the employee stock appreciation rights that vest immediately upon a change in control event per the original award terms. DTI paid cash to settle the vested awards at the EDP Closing Date.

(3) Represents the effective settlement of DTI’s accounts receivable from EDP as EDP was a customer of EDP’s prior to the EDP Closing.

The acquisition of EDP has been accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). Drilling Tools International, Inc. has been treated as the accounting acquirer. Accordingly, EDP’s tangible and identifiable intangible assets acquired, and its liabilities assumed were recorded at their estimated fair values on the EDP Closing Date. The purchase price allocation for the Merger is preliminary and subject to revision. Additional information that existed as of the EDP Closing Date may become known during the remainder of the measurement period, which will not extend beyond one year from the EDP Closing Date.

The preliminary allocation of the purchase is as follows (in thousands):

Assets acquired:
Cash	$79
Accounts receivable, net	1,180
Accrued Revenue	271
Other current assets	925
Property, plant and equipment, net	3,176
Operating lease right-of-use asset	325
Intangible assets, net	8,197
Total assets acquired	14,153
Liabilities assumed:
Accounts payable	428
Other current liabilities	876
Debt, noncurrent	138
Operating lease liabilities, less current portion	325
Deferred tax liabilities, net	2
Total liabilities assumed	1,769
Total identifiable net assets	12,384
Goodwill	1,516
Total net assets acquired and goodwill	$13,900

The excess of the fair value of the consideration transferred over the fair values of the net identifiable tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits of acquiring EDP as the acquisition not only enhances DTI's competitive edge, but also reinforces its position as a leader in providing innovative drilling solutions to the global oil and gas industry. Goodwill will be evaluated for impairment at least annually. Goodwill attributable to the acquisition of EDP is not deductible for tax purposes.

The following table sets forth the amounts allocated to the identified intangible assets, the estimated useful lives of those intangible assets as of the EDP Closing Date, and the methodologies used to determine the fair values of those intangible assets (in thousands):

	Fair value	Useful life (in years)

Customer relationships	$4,135	25
Developed technology	3,721	15
Trade names	341	20
Total intangible assets	$8,197

The intangible assets acquired are expected to be amortized over their useful lives on a straight-line basis.

The Company incurred acquisition-related costs of $1.0 million during year ended December 31, 2024, which is included in other expense, net in the consolidated statements of income and comprehensive income.

The Company’s consolidated statements of income and comprehensive income for the year ended December 31, 2024 include EDP’s revenues of $1.0 million and net loss of $0.2 million from the EDP Closing Date to December 31, 2024.

NOTE 4 - INVESTMENTS – EQUITY SECURITIES

The following table shows the cost and fair value of the Company’s investments in equity securities (in thousands):

	Cost	Unrealized Gain	Fair Value
December 31, 2024	$—	$—	$—

	Cost	Unrealized Loss	Fair Value
December 31, 2023	$999	$(111)	$888

Unrealized holding gains on equity securities for the year ended December 31, 2024 were $0.4 million where unrealized holding losses on equity securities for the year ended December 31, 2023 were $0.3 million. On July 31, 2024, the Company elected cash for the shares owned in SDPI. The Company received $1.2 million in cash and recognized a realized loss of $12 thousand. Refer to Note 3 - Business Combinations for more information.

NOTE 5 – BALANCE SHEET DETAILS - CURRENT ASSETS AND CURRENT LIABILITIES

Inventories, net

The following table shows the components of inventory (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$12,928	$5,022
Work in progress	1,828	—
Finished goods	2,897	16
Total inventories	17,653	5,038
Allowance for obsolete inventory	(151)	(4)
Inventories, net	$17,502	$5,034

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	December 31, 2024	December 31, 2023
Prepaid expenses:
Deposits on inventory	$551	$2,146
Prepaid income tax	1,293	362
Prepaid insurance	958	1,110
Prepaid rent	449	372
Prepaid equipment	263	331
Prepaid other	361	214
Other current assets:
Other	—	18
Total	$3,874	$4,553

Accrued expenses and other current liabilities

The following table shows the components of accrued expenses and other current liabilities (in thousands):

	December 31, 2024	December 31, 2023
Accrued expenses:
Accrued compensation and related benefits	$4,497	$4,999
Accrued insurance	645	978
Accrued transaction advisory fees	—	1,000
Accrued professional services	253	189
Accrued interest	416	58
Accrued property taxes	44	60
Accrued monitoring fee	373	373
Other	264	147
Other current liabilities:
Income tax payable	459	1,586
Sales tax payable	229	71
Unbilled lost-in-hole revenue	8	76
Deferred revenue	675	1,042
Total accrued expenses and other current liabilities	$7,863	$10,579

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

The following table shows the component of property, plant and equipment, net (in thousands):

	Estimated Useful Lives (in Years)	December 31, 2024	December 31, 2023
Rental tools and equipment	5-10	$205,939	$188,949
Buildings and improvements	5-40	7,074	6,672
Office furniture, fixtures and equipment	3-5	2,507	2,389
Transportation and equipment	3-5	715	793
Total property, plant and equipment		216,234	198,803
Less: accumulated depreciation		(142,203)	(133,003)
Property, plant and equipment, net (excluding construction in progress)		74,031	65,800
Construction in progress		1,540	—
Property, plant and equipment, net		$75,571	$65,800

Total depreciation expense for the year ended December 31, 2024 and 2023 was approximately $21.5 million and $20.3 million, respectively. The Company has not acquired any property, plant and equipment under capital leases.

Property, plant and equipment, net, were concentrated within the United States. As of December 31, 2024 and December 31, 2023, property, plant and equipment, net held within the United States was $66.9 million and $63.0 million, respectively, or 89% and 96% of total property, plant and equipment, net, respectively. As of December 31, 2024 and December 31, 2023, property, plant and equipment, net held outside of the United States was $8.6 million and $2.8 million, or 11% and 4% of total property, plant and equipment net for both periods.

NOTE 7 -INTANGIBLES, NET

The following table shows the components of intangible assets, net (in thousands):

	Useful Lives (in Years)	December 31, 2024	December 31, 2023
Trade name	10-15	$3,184	$1,280
Developed Technology	13-20	15,438	—
Customer Relationships	15-20	21,081	—
Patents	5-20	11	270
Total intangible assets		39,714	1,550
Less: accumulated amortization		(2,482)	(1,334)
Intangible assets, net		$37,232	$216

Total amortization expense for the year ended December 31, 2024 and December 31, 2023 was approximately $1.2 million and $47.1 thousand respectively.

NOTE 8 - GOODWILL

The change in carrying amount of goodwill for the years ended December 31, 2024 was as follows (in thousands):

Total
Net balance as of December 31, 2023	$—
Additions due to business combinations	12,378
Impairments	—
Foreign currency translation	(231)
Total	$12,147

NOTE 9 – LEASES

The Company leases various facilities and vehicles under noncancelable operating lease agreements. The remaining lease terms for our leases range from 1 month to 14 years. These leases often include options to extend the term of the lease, which may be for periods of up to 5 years. When it is reasonably certain that the option will be exercised, the impact of the renewal term is included in the lease term for purposes of determining total future lease payments and measuring the ROU asset and lease liability. We apply the short-term lease policy election, which allows us to exclude from recognition leases with an original term of 12 months or less. We have not entered into any finance leases as of December 31, 2024.

For the year ended December 31, 2024 and December 31, 2023, the components of the Company’s lease expense were as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating Lease Cost	$6,494	$6,077
Short-term Lease Cost	136	130
Variable Lease Cost	382	320
Sublease Income	—	(76)
Total Lease Cost	$7,012	$6,451

Supplemental balance sheet information related to leases was as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	7.11	6.55
Weighted average discount rate	7.57%	5.80%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the consolidated balance sheet as of December 31, 2024 were as follows (in thousands):

2025	$5,788
2026	5,113
2027	3,781
2028	3,094
2029	2,538
Thereafter	9,490
Total lease payments	$29,804
Less: imputed interest	(6,918)
Present value of lease liabilities	$22,886

The Company leases downhole drilling tools to companies in the oil and natural gas industry. Such leases are accounted for in accordance with ASC 842. For the year ended December 31, 2024 and 2023, tool rental revenue was approximately $117.9 million and $119.2 million, respectively. Our lease contract periods are short-term in nature and are typically daily, monthly, per well, or footage based. As it is unknown when the customers will return our tools, no maturity table is presented.

NOTE 10 – DEBT

In December 2015, the Company entered into a credit facility with PNC Bank, National Association (the "Existing Credit Facility"). The facility provided for a revolving line of credit with a maximum borrowing amount totaling $60.0 million.

On March 15, 2024, the Company refinanced its revolving credit facility (the “Refinancing”) by entering into a Second Amended and Restated Revolving Credit, Term Loan and Security and Guaranty Agreement (the “Credit Facility”) with certain of the Company’s subsidiaries and PNC Bank, National Association as lender and as agent. Pursuant to the terms of the Credit Facility, the Company will be provided a revolving line of credit in a principal amount up to $80.0 million and a single draw term loan (the "Term Loan") in a principal amount of $25.0 million. The line of credit and the Term Loan mature in March 2029. The Credit Facility amends and restates the Company’s Existing Credit Facility under that certain Amended and Restated Revolving Credit, Term Loan, and Security Agreement, dated as of June 20, 2023, by and among the Company, certain of its subsidiaries, and PNC Bank National Association. Additionally, we are required to make an annual payment of up to $5,000,000, to be determined based on the Excess Cash Flows generated each fiscal year commencing with the year ended December 31, 2024, as defined in the Credit Facility. We expect to make our first payment in April 2025, and accordingly have recorded that amount within current maturities of long-term debt at December 31, 2024.

For the year ended December 31, 2024, the interest on the amount drawn on the Credit Facility and the outstanding Term Loan balance are based on the Secured Overnight Financing Rate ("SOFR") or the bank’s base lending rate plus applicable margin (approximately 9.25% and 8.55%, respectively, at December 31, 2024 ). The Credit Facility is collateralized by substantially all the assets of the Company.

As of December 31, 2024 , the Company has drawn $27.1 million against the line of credit. As of December 31, 2024, the term loan has a balance of $21.7 million.

The Company is subject to various restrictive covenants associated with these borrowings including, but not limited to, a fixed charge ratio, and a minimum amount of undrawn availability. As of December 31, 2024 , the Company was in compliance with all restrictive covenants.

In connection with acquisition of EDP, the Company issued an unsecured promissory note to the former parent company of EDP, totaling $5.2 million. The note bears an interest rate of 8% per annum. The note matures in December 2029 and payments are made quarterly. Please refer to Note 3, Business Combinations, for more information surrounding the issuance of the unsecured promissory note.

As of December 31, 2024, the future maturities of long-term debt consisted of the following (in thousands):

2025	$6,995
2026	5,975
2027	6,056
2028	6,143
2029	28,644
Total long term debt	$53,813

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

The Default Rate Derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the Default Rate Derivative was negligible as of December 31, 2024 and 2023 and, therefore, no amounts were recorded as of December 31, 2024 and 2023.

NOTE 11 – INCOME TAXES

For the years ended December 31, 2024, and 2023, income from continuing operations before taxes consisted of amounts related to U.S. operations and income associated with the Company’s foreign operations. The geographical breakdown of the Company’s income before provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$1,274	$17,351
International	1,710	2,443
Profits before provision for income taxes	$2,984	$19,794

Income tax expense attributable to income from continuing operations consists of (in thousands):

	Year Ended December 31,
	2024	2023
Current provision for income taxes:
Federal	$1,271	$162
Foreign	(1,107)	656
State	584	785
Total current	748	1,603
Deferred tax expense (benefit):
Federal	(1,078)	3,826
Foreign	480	34
State	(180)	(417)
Total deferred tax expense:	(778)	3,443
Total provision for income taxes	$(30)	$5,046

Tax rate reconciliation

The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	Year Ended December 31,
	2024	2023
U.S. federal tax benefit at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	12.7%	1.9%
Permanent differences	22.7%	3.6%
Permanent differences related to foreign items	-5.8%	0.0%
Transfer pricing	1.2%	0.0%
Foreign rate differential	1.4%	0.0%
Foreign taxes	-10.4%	0.2%
Valuation allowance	-0.3%	0.0%
Credits	-12.1%	0.0%
Income taxes deferred adjustment	27.0%	0.0%
Income taxes payable adjustment	-58.8%	0.0%
Other	0.4%	-1.2%
Effective tax rate	-1.0%	25.5%

Significant components of deferred taxes

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are presented below (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforward	$3,488	$1,544
Allowance for doubtful accounts	321	333
Share-based compensation	1,800	1,451
Bonus accrual	70	440
Inventory	220	130
Intangible assets	1,815	1,129
Federal credits	3,252	—
Other	2,681	—
Gross deferred tax assets	13,647	5,028
Valuation allowance	(3,019)	—
Net deferred tax assets	10,628	5,028
Deferred tax liabilities
Depreciation on property, plant, and equipment	(10,902)	(11,391)
Withholding tax on unremitted earnings	(431)	(264)
Other	(5,221)	—
Deferred tax liabilities	(16,554)	(11,655)
Net deferred liabilities	$(5,926)	$(6,627)

At December 31, 2024 and 2023, the Company had federal net operating loss carryforward of approximately nil and $4.1 million, respectively, which may be carried forward indefinitely and state and local net operating loss carryforward of approximately $7.0 million and $8.8 million, respectively, which expire at various dates.

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

NOTE 12 – STOCK-BASED COMPENSATION

Stock Options

On June 20, 2023, the Company adopted the Drilling Tools International Corporation 2023 Omnibus Incentive Plan (the "2023 Plan"). The 2023 Plan became effective on the closing of the Merger. The 2023 Plan provides for the issuance of shares of Common Stock up to ten percent (10%) of the shares of outstanding Common Stock as of the closing of the Merger and automatically increases on the first trading day of each calendar year by the number of shares of Common Stock equal to three percent (3%) of the total number of outstanding Common Stock on the last day of the prior calendar year. The 2023 Plan allows for awards to be issued to employees, non-employee directors, and consultants in the form of options, stock appreciation rights, restricted shares, restricted stock units, performance based awards, other share-based awards, other cash-based awards, or a combination of the foregoing. As of December 31, 2024, there were 1,056,536 shares of Common Stock available for issuance under the 2023 Plan.

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

The following table summarizes options outstanding, as well as activity for the year ended December 31, 2024 and December 31, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
OUTSTANDING, December 31, 2022	2,494,097	$4.04	3.93	$11,687
Granted	—	—	—	—
Exercised	(132,375)	5.04	—	—
Forfeited	—	—	—	—
OUTSTANDING, December 31, 2023	2,361,722	4.02	3.37	—
Granted	2,670,374	3.04	—	—
Exercised	(68,470)	3.72	—	—
Forfeited	—	—	—	—
OUTSTANDING, December 31, 2024	4,963,626	3.50	6.46	677
UNVESTED, December 31, 2024	2,600,000	3.02	9.63	23
EXERCISABLE, December 31, 2024	2,363,626	4.03	2.96	655

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

During the year ended December 31, 2024, the Company recognized $1.4 million of stock-based compensation expense related to stock options within selling, general, and administrative expenses on the consolidated statements of income and comprehensive income. As of December 31, 2024, total unrecognized compensation expense related to the stock options totaled $3.1 million.

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

During year ended December 31, 2024, the Company recognized $0.7 million of stock based compensation related to RSUs within selling, general, and administrative expenses on the consolidated statements of income and comprehensive income. As of December 31, 2024, unrecognized compensation expense related to the RSUs totaled $0.1 million

NOTE 13 – OTHER EXPENSE, NET

The following table shows the components of other expenses, net for the years ended December 31, 2024, and 2023 (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
HHLLC stock-based compensation	$—	$(2,339)
Transaction fees	(7,036)	(3,640)
Other, net	(664)	(428)
Interest income	197	48
Other expense, net	$(7,503)	$(6,359)

NOTE 14 – RELATED PARTY TRANSACTIONS

Management fees

For the years ended December 31, 2024 and 2023, management fees paid to Hicks Holdings Operating LLC, a shareholder of the Company, were approximately $0.8 million and $1.1 million, respectively. Management fees paid to the shareholder are included in selling, general and administrative expense in the accompanying consolidated statements of income and comprehensive income.

Director fees

For the years ended December 31, 2024 and 2023, director fees paid to our Board of Directors were approximately $0.6 million and $0.2 million, respectively. Director fees are included in selling, general and administrative expense in the accompanying consolidated statements of income and comprehensive income.

Leases

For the years ended December 31, 2024 and 2023, the Company paid rent expense to Cree Investments, LLC, a shareholder of the Company, of approximately $51 thousand and $51 thousand, respectively, relating to the lease of a building. Future minimum lease payments related to this lease are included in the future minimum lease schedule in Note 7, Leases.

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

Sale of trucks

During the year ended December 31, 2024, the Company sold two trucks to employees of the Company. The transactions were conducted at fair market value, with a total sales price of $0.1 million. As of December 31, 2024, the Company did not have any receivables recorded on the consolidated balance sheet related to this transaction.

Related Party Note Receivable

On July 31, 2024 ("Closing Date"), the Company entered into the Sixth Amendment and Restated Promissory Note with Tronco Energy Corporation ("Tronco"), an entity owned by employees of the Company. Pursuant to the Sixth Amendment and Restated Promissory Note, Tronco will make payments to the Company of $1.3 million annually, commencing on the first anniversary of the Closing Date through the fifth anniversary of the Closing Date. Per the agreement, if the 20-day average stock price of DTI falls below $3.20 per share, the principal that otherwise would have been due shall be deferred and apportioned over the remaining payment dates under specified in the agreement. Any payments due and not received by the Company before the fifth date following the anniversary date will bear interest from the date of nonpayment until paid equal to 3%. In accordance with ASC 805, the receivables fair value was measured at the present value of future cash flows upon the Closing Date. The carrying value of the note as of December 31, 2024 was $5.2 million.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company maintains operating leases for various facilities and vehicles. See Note 9, Leases, for further information.

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

Management Fee

The Company is required to pay a monthly management fee to a shareholder. The fee is based upon a percentage of the Company’s trailing twelve months, earnings before interest, taxes and accumulated depreciation amount, as defined in the management agreement (refer to Note 14 – Related Parties Transactions).

NOTE 16 – EMPLOYEE BENEFIT PLANS

The Company sponsors various defined contribution savings plan, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. Total expense related to the defined contribution plans for the years ended December 31, 2024 and 2023 was $0.7 million and $0.5 million, respectively.

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

The following table sets forth the computation of the Company’s basic and diluted net earnings per share for the years ended December 31, 2024 and 2023 (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net income	$3,014	$14,748
Less: Redeemable Convertible Preferred Stock dividends	—	(314)
Net income attributable to common shareholders — basic	$3,014	$14,434
Add: Redeemable Convertible Preferred Stock dividends	—	314
Net income attributable to common shareholders — diluted	$3,014	$14,748
Denominator
Weighted-average common shares used in computing earnings per share — basic	31,938,847	21,421,610
Weighted-average effect of potentially dilutive securities:
Effect of potentially dilutive time-based stock options	311,277	488,997
Effect of potentially dilutive performance-based stock options	41,033	45,202
Effect of potentially dilutive restricted stock units	17,022	—
Effect of potentially dilutive redeemable convertible preferred stock	—	3,175,215
Weighted-average common shares outstanding — diluted	32,308,179	25,131,024
Earnings per share — basic	$0.09	$0.67
Earnings per share — diluted	$0.09	$0.59

As of December 31, 2024 and 2023, the Company’s potentially dilutive securities consisted of options to purchase common stock. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Time-based options outstanding	140,135	140,135
Total	140,135	140,135

NOTE 18 – SEGMENT INFORMATION

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in deciding resource allocation and assessing performance. The Company’s Chief Executive Officer serves as the CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operational decisions, allocating resources, and evaluating financial performance. Consequently, the Company has determined it has one operating and reportable segment as of December 31, 2024.

The Company’s single segment derives revenues from customers by providing oilfield equipment and services to operators in the oil and natural gas sectors. The CODM assesses performance for the single segment and decides how to allocate resources by using consolidated net income as reported on the consolidated statements of income and comprehensive income. The Company’s CODM does not review segment assets at a different level or category than those disclosed in the consolidated balance sheet. The CODM uses consolidated net income predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis to forecast future performance, adjust the budget, and make decisions about the allocation of operating and capital resources to the segment.

The table below provides information about segment revenue, significant expenses, other segment items, and segment net income for the year ended December 31, 2024:

	Year Ended December 31,
	2024	2023
Revenue	$154,446	$152,034
Less:
Cost of sales	38,491	35,519
Operating, general, and administrative expenses	76,801	66,655
Other segment items(1)	8,969	8,611
Depreciation and amortization expense	23,832	20,352
Interest expense	3,369	1,103
Income tax expense	(30)	5,046
Consolidated net income (loss)	$3,014	$14,748

(1) Other segment items included in segment net income include monitoring fees, miscellaneous expense (income), stock expense, and transaction expenses.

NOTE 19 – SUBSEQUENT EVENTS

Change in Reportable Segments

Beginning in January 2025, coinciding with the closing of the Company’s acquisition of Titan Tools Services Limited, the Company has realigned its operations to support its strategic initiatives to expand its global operations and reach new markets, particularly in the Eastern Hemisphere. As a result, the Company realigned its reportable segments to correspond with changes to its operating model, management structure, and organizational responsibilities. Effective January 2, 2025, the Company will bifurcate its results into two segments: Eastern Hemisphere and Western Hemisphere. As of December 31, 2024, this realignment has not been reflected within the Company’s financial statements. Beginning with the first quarter in 2025, Form 10-Q will reflect the new reportable segments and corresponding information for prior periods will be retrospectively revised to reflect this change in reportable segments.

Acquisition of Titan Tools Services Ltd.

On January 2, 2025, the Company announced the closing of a share purchase agreement (the “Titan Purchase Agreement”, the “Agreement”) to acquire one hundred percent (100%) of the shares of Titan Tools Services Limited, a Scottish limited company (“Titan”). Titan is a downhole tool rental company that specializes in renting, servicing, and manufacturing advanced drilling equipment for the oil, gas, and geothermal industries. Consideration for the Titan acquisition primarily consists of (i) £4.9 million in cash, as adjusted for cash acquired and other items pursuant to the Agreement, and (ii) 0.9 million shares of the Company’s common stock . The initial accounting for this business combination is in process, which includes conducting a valuation analysis to value the assets and liabilities assumed as a result of the transaction. As such, the impact on the consolidated financial statements cannot be estimated at this time.

Restricted Stock Unit Grant

On February 28, 2025, the Company issued restricted stock units (“2025 RSUs”) to members of the Company’s management team. A total of 909,321 units were granted. Each of the 2025 RSUs vest in substantially equal installments on each of the first four (4) anniversaries of the grant date. The 2025 RSUs were issued with a grant date fair value of $3.23 per share.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of December 31, 2024, the end of the period covered by this Report, using the Internal Control Integrated Framework (“ICIF”) by the Committee of Sponsoring Organizations (COSO). As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2024.

Our disclosure controls and procedures were not effective as of December 31, 2024because all findings in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2022 and December 31, 2023, have not been fully remediated despite ongoing projects and improvements made in the current year. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2024 and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below.

Remediation of Previously Reported Material Weaknesses

Our management previously determined that material weaknesses in our internal control over financial reporting existed related to the design and maintenance of internal controls commensurate with our financial reporting requirements. In connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2022 , we identified the following deficiencies in the design or operation of our internal controls to be a material weakness:

•
Failure to promote effective internal control over financial reporting throughout the Company’s management structure;
•
Failure to develop effective risk assessment controls to identify financial reporting risks and reacting to changes in the operating environment that could have a material effect on financial reporting;
•
Inadequate documentation and monitoring of information technology (“IT”) general controls and cyber-security processes within the Company’s IT environment, including access controls and segregation of duties between key IT functions; and

•
Ineffective monitoring activities to assess the operation of internal control over financial reporting;

During 2023 and 2024, management made significant progress on remediation initiatives in response to the previously identified material weakness. Specific remedial actions included:

•
Hiring additional personnel in our finance department with experience commensurate with our financial accounting and reporting requirements;
•
Implementing a policy requiring SOX training, and performing a full-day SOX training, for all process and control owners;
•
Implementing a risk assessment process to identify key accounts and systems and their related risks; and
•
Performing a segregation of duties assessment over the IT systems to cover both IT and business process related conflicts by highlighting mitigating controls for high and medium risk areas..

As a result, we have concluded that our remediation efforts have been successful and that the first three previously identified material weaknesses were remediated as of December 31, 2024.

Management is continuing it's effort to remediate the fourth material weakness.

Ongoing Remediation Efforts

As noted above, management believes that the following material is not yet remediated;

•
Ineffective monitoring activities to assess the operation of internal control over financial reporting;

We have made progress towards remediation of the remaining material weakness with the following steps:

•
Developing a plan to monitor and assess the established control environment;
•
Developing and implementing a periodic testing plan to assess the design of implemented controls covering all material business processes and systems;
•
Executing the testing plan as designed; and
•
Reporting results of testing to management and the Board of Directors.

Through the work performed in 2024, management has identified the below areas for improvement to fully remediate the fourth material weakness:

•
Employees should be trained on Information Produced by Entity (IPE) and IPE procedures should be built into internal controls and tested;
•
Provide greater precision of evidence related to the performance of both the business process and IT controls;
•
Continue to implement, refine and assess controls over gaps identified from previous years and during our remediation efforts; and
•
Monitor the execution of IT and business process controls throughout the year.

The process of maintaining effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

During 2024, we made three acquisitions that impacted the control environment. On March 18, 2024, we completed the acquisition of Deep Casing Tools (“DCT”). On August 1, 2024, we completed the acquisition of Superior Drilling Products. As part of the acquisition, the Superior was renamed to Diamond Products Drilling (“DPD”). On October 3, 2024, we completed the acquisition of European Drilling Projects (“EDP”). We are permitted to omit an assessment of an acquired business' internal control over financial reporting from our assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we have excluded the internal control over financial reporting of DPD, DCT, and EDP from management's assessment of internal control over financial reporting as of December 31, 2024.

The total assets of DCT, DPD, EDP represent approximately 10%, 23% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

The total revenues of DCT, DPD, EDP represent approximately 5%, 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

There were no other changes in our internal control environment during the most recently completed fiscal quarter ended December 31, 2024, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.10

Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of March 15, 2024, by and among Drilling Tools International, Inc., certain of its subsidiaries and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on March 15, 2024).

19.1*	Drilling Tools International Corporation Insider Trading Policy

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

Company Name

Date: March 14, 2025	By:	/s/ R. Wayne Prejean
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

Name	Title	Date

/s/ R. Wayne Prejean	President, CEO, and Director	March 14, 2025
R. Wayne Prejean	(Principal Executive Officer)

/s/ David R. Johnson	Chief Financial Officer	March 14, 2025
David R. Johnson	(Principal Financial and Accounting Officer)

/s/ Thomas O. Hicks	Chairman of the Board	March 14, 2025
Thomas O. Hicks

/s/ Eric C. Neuman	Director	March 14, 2025
Eric C. Neuman

/s/ John D. Furst	Director	March 14, 2025
John D. Furst

/s/ C. Richard Vermillion	Director	March 14, 2025
C. Richard Vermillion

/s/ Curtis L. Crofford	Director	March 14, 2025
Curtis L. Crofford

/s/ Thomas M. Patterson	Director	March 14, 2025
Thomas M. Patterson