Form 10-Q
period 2025-03-31
Drilling Tools International Corp
filed 2025-05-14
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-41103

DRILLING TOOLS INTERNATIONAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2488708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10370 Richmond Ave. #1000 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 742-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	DTI	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of May 14, 2025, the registrant had 35,592,737 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the impact of global pandemic
•
the impact of the ongoing Russia-Ukraine and Israel-Hamas conflicts on the global economy;
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
•
our ability to maintain the listing of the Common Stock on Nasdaq;
•
the impact of industry or securities analysts changing their recommendation, or failing to cover, the Common Stock; and
•
other risks and uncertainties described in this Report, including those under the section entitled “Risk Factors.”

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share data)	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$2,789	$6,185
Accounts receivable, net	42,381	39,606
Related party note receivable, current	909	909
Inventories, net	18,250	17,502
Prepaid expenses and other current assets	3,045	3,874
Total current assets	67,374	68,076
Property, plant and equipment, net	80,863	75,571
Operating lease right-of-use asset	23,653	22,718
Intangible assets, net	40,227	37,232
Goodwill, net	14,401	12,147
Deferred financing costs, net	730	817
Related party note receivable, less current portion	4,353	4,262
Deposits and other long-term assets	1,569	1,608
Total assets	$233,169	$222,431
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,603	$11,983
Accrued expenses and other current liabilities	9,031	7,864
Current portion of operating lease liabilities	4,258	4,121
Current maturities of long-term debt	5,908	6,995
Total current liabilities	34,801	30,963
Operating lease liabilities, less current portion	19,644	18,765
Revolving line of credit	30,000	27,142
Long-term debt, less current portion	18,961	19,676
Deferred tax liabilities, net	7,067	5,926
Total liabilities	110,473	102,472
Commitments and contingencies (See Note 15)
Shareholders' equity
Common stock, $0.0001 par value, shares authorized 500,000,000 as of March 31, 2025 and December 31, 2024, 35,592,737 issued and outstanding as of March 31, 2024 and 34,704,696 shares issued and outstanding as of December 31, 2024	4	3
Additional paid-in-capital	128,878	125,415
Accumulated deficit	(5,251)	(3,582)
Accumulated other comprehensive loss	(935)	(1,877)
Total shareholders' equity	122,696	119,959
Total liabilities and shareholders' equity	$233,169	$222,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Revenue, net:
Tool rental	$34,533	$29,966
Product sale	8,347	7,008
Total revenue, net	42,880	36,974
Operating costs and expenses:
Cost of tool rental revenue	7,688	6,484
Cost of product sale revenue	3,558	2,053
Selling, general, and administrative expense	21,609	17,942
Depreciation and amortization expense	6,722	5,365
Total operating costs and expenses	39,577	31,844
Operating income	3,303	5,130
Other expense, net:
Interest expense, net	(1,309)	(182)
Gain on sale of property	13	—
Loss on asset disposal	—	(9)
Gain (loss) on remeasurement of previously held equity interest	—	249
Goodwill impairment	(1,901)	—
Other income (expense), net	(1,934)	(1,125)
Total other expense, net	(5,131)	(1,067)
Income before income tax expense	(1,828)	4,063
Income tax benefit (expense)	159	(937)
Net income (loss)	$(1,669)	$3,126
Basic earnings per share	$(0.05)	$0.11
Diluted earnings per share	$(0.05)	$0.11
Basic weighted-average common shares outstanding	35,592,737	29,768,568
Diluted weighted-average common shares outstanding	35,592,737	29,768,568
Comprehensive income:
Net income (loss)	$(1,669)	$3,126
Foreign currency translation adjustment, net of tax	942	(511)
Net comprehensive income (loss)	$(727)	$2,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
(In thousands, except share and per share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, December 31, 2023	29,768,568	$3	$95,218	$(6,306)	$(225)	$88,690
Stock-based compensation	—	—	208	—	—	208
Foreign currency translation adjustment, net of tax	—	—	—	—	(511)	(511)
Net income	—	—	—	3,126	—	3,126
BALANCE, March 31, 2024	29,768,568	$3	$95,426	$(3,180)	$(736)	$91,513

	Common Stock
(In thousands, except share and per share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, December 31, 2024	34,704,696	$3	$125,415	$(3,582)	$(1,877)	$119,959
Stock-based compensation	—	—	541	—	—	541
Issuance of common stock related to business combination	888,041	1	2,922	—		2,923
Foreign currency translation adjustment, net of tax	—	—	—	—	942	942
Net income (loss)	—	—	—	(1,669)	—	(1,669)
BALANCE, March 31, 2025	35,592,737	$4	$128,878	$(5,251)	$(935)	$122,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,669)	$3,126
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,722	5,365
Amortization of deferred financing costs	87	56
Non-cash lease expense	1,383	1,111
Unrealized gain on currency translation	(114)	—
Provision for excess and obsolete inventory	418	—
Provision for excess and obsolete property and equipment	54	66
Provision for credit losses	217	(135)
Deferred tax expense	(750)	266
Gain on sale of property	(14)	—
Loss on asset disposal	37	9
Unrealized loss (gain) on equity securities	—	(249)
Gross profit from sale of lost-in-hole equipment	(3,145)	(2,799)
Stock-based compensation expense	541	208
Interest income on related party note receivable	(91)	—
Goodwill impairment	1,901	—
Changes in operating assets and liabilities:
Accounts receivable, net	(670)	(1,839)
Prepaid expenses and other current assets	572	1,723
Inventories, net	2,540	2,836
Operating lease liabilities	(1,303)	(1,067)
Accounts payable	(3,651)	(2,848)
Accrued expenses and other current liabilities	(634)	(2,517)
Net cash flows from operating activities	2,431	3,312
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(5,619)	(18,261)
Purchase of intangible assets	(681)	—
Proceeds from sale of property, plant, and equipment	14	—
Purchase of property, plant, and equipment	(5,043)	(6,228)
Proceeds from sale of lost-in-hole equipment	4,049	4,904
Net cash flows from investing activities	(7,280)	(19,585)
Cash flows from financing activities:
Payment of deferred financing costs	—	(389)
Proceeds from Term Loan	—	25,000
Repayment of Term Loan	(1,250)	—
Repayment of Promissory Note	(216)	—
Proceeds from revolving line of credit	19,349	—
Repayment on revolving line of credit	(16,491)	—
Net cash flows from financing activities	1,392	24,611
Effect of changes in foreign exchange rates	61	(291)
Net change in cash	(3,396)	8,047
Cash at beginning of period	6,185	6,003
Cash at end of period	$2,789	$14,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. Refer to Note 18 for supplemental cash flow information.

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

On March 15, 2024 (the “CTG Acquisition Date”), the Company entered into a Share Purchase Agreement with Casing Technologies Group Limited (“CTG”), certain shareholders of CTG, and a representative of CTG. Pursuant to the terms of the Share Purchase Agreement, the Company acquired one hundred percent (100%) of the shares of CTG (the “CTG Acquisition”), which wholly owns Deep Casing Tools Limited (“Deep Casing”), an energy technology development company, for $20.9 million. For further details regarding the acquisition, refer to Note 3, “Business Combinations.”

On March 6, 2024, the Company entered into an agreement and plan of merger by and among the Company, Superior Drilling Products, Inc., a Utah corporation (“SDPI”), DTI Merger Sub I, Inc., a Delaware corporation and directly wholly owned subsidiary of the Company (“Merger Sub I”), and Merger DTI Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub II”), pursuant to which Merger Sub I merged with and into SDPI (the “First Merger”), with SDPI surviving as a wholly owned subsidiary of DTI and upon the effective time of the First Merger (the “First Effective Time”), SDPI, as the surviving corporation of the First Merger, merged with and into Merger Sub II (the “Second Merger,” and together with the First Merger, the “Merger”), with Merger Sub II surviving as a wholly owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, the closing of the Merger occurred on July 31, 2024 (the “SDPI Closing Date” or “SDPI Closing”) for total consideration of $47.9 million. For further details regarding the acquisition, refer to Note 3 - "Business Combinations."

On September 30, 2024, the Company’s wholly owned subsidiary, Drilling Tools International, Inc., entered into a Share Purchase Agreement with European Drilling Projects B.V. (“EDP”), and the sole shareholder of EDP, to acquire 100% of the shares of EDP. The closing of the acquisition occurred on October 3, 2024 for total consideration of $13.9 million. For further details regarding the acquisition, refer to Note 3 – “Business Combinations.”

On January 2, 2025, the Company’s wholly owned subsidiary, Drilling Tools International, Inc., completed the acquisition of 100% of the shares of Titan Tools Group Limited (“Titan”) for a total consideration of $10.8 million. For further details regarding the acquisition, refer to Note 3 – “Business Combinations.”

The Company’s United States (“U.S.”) operations have locations in Texas, Louisiana, Oklahoma, Pennsylvania, North Dakota, New Mexico, Utah, and Wyoming. The Company’s international operations are located in Canada, the United Kingdom, Europe, the Middle East, and Asia-Pacific. Operations outside the U.S. are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws and possible limitations on foreign investment. The Company does not engage in hedging activities to mitigate its exposure to fluctuations in foreign currency exchange rates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as set forth by the Financial Accounting Standards Board ("FASB") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). References to US GAAP issued by the FASB in these notes to the accompanying unaudited condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”).

Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with U.S. GAAP and, in the opinion of the Company, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025, and its results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The condensed consolidated balance sheet at December 31, 2024, was derived from the audited annual consolidated financial statements but does not contain all of the footnote disclosures from the annual consolidated financial statements.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes as of the date of the unaudited condensed consolidated financial statements. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. In the current macroeconomic and business environment, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation. Further, the basis of consolidation incorporates the financial statements of our foreign entities, Casing Technologies Group Limited and Titan Tools Services, which operates under UK Generally Accepted Accounting Principles ("UK GAAP"). Those financial statements are translated into U.S. GAAP for consolidation purposes. The translation process adheres to established accounting standards and guidelines to ensure consistency and comparability across our consolidated financial statements. This approach enables us to accurately reflect the financial position, results of operations, and cash flows of our consolidated operations.

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

Contract Assets and Contract Liabilities

Contract assets represent the Company’s rights to consideration for work completed but not billed. As of March 31, 2025 and December 31, 2024, the Company had contract assets of $7.7 million and $5.5 million, respectively. Contract assets were recorded in accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of March 31, 2025 and December 31, 2024, the Company did not have any material contract liabilities. All deferred revenues are expected to be recognized during the following 12 months, and they were recorded in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

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

As of March 31, 2025 and December 31, 2024, the allowance for credit losses totaled $2.0 million and $1.7 million, respectively.

Concentration of Credit Risk

The Company’s customer concentration may impact its overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.

During the three months ended March 31, 2025 and 2024, the Company generated approximately 29.0% and 30.0%, respectively, of its revenue from 2 customers. Amounts due from these customers included in accounts receivable as of March 31, 2025 and December 31, 2024 were approximately $5.3 million and $5.4 million, respectively.

During the three months ended three months ended March 31, 2025, the Company did not have any single vendor make up more than 10% of total vendor purchases. During the three months ended March 31, 2024, the Company had 2 vendors that represented approximately 30% of its vendor purchases.

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

For the three months ended March 31, 2025 and 2024, management determined that there were no triggering events necessitating impairment testing of property, plant, and equipment or intangible assets.

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

The Company’s lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option in the measurement of its ROU assets and liabilities. The Company considers contractual-based factors such as the nature and terms of the renewal or termination, asset-based factors such as physical location of the asset and entity-based factors such as the importance of the leased asset to the Company’s operations to determine the lease term. The Company generally uses the base, non-cancelable, lease term when determining the ROU assets and lease liabilities. The right-of-use asset is tested for impairment in accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment.

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

Goodwill

Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. We evaluate Goodwill at least annually for impairment. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. To align with our change in reporting segments and reporting units referenced in Note 7 – Goodwill, the Company has changed its annual goodwill impairment assessment date from December 31 to October 31 starting in 2025. This change will not have a material impact on the annual assessment. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or we elect not to perform a qualitative assessment, the quantitative assessment of goodwill test is performed. The goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is necessary to perform the quantitative assessment to determine if our goodwill is impaired, we will utilize a discounted cash flow analysis using management’s projections that are subject to various risks and uncertainties of revenues, expenses and cash flows as well as assumptions regarding discount rates, terminal value and control premiums. Estimates of future cash flows and fair value are highly subjective and inherently imprecise. These estimates can change materially from period to period based on many factors. Accordingly, if conditions change in the future, we may record impairment losses, which could be material to any particular reporting period. Refer to Note 7 - Goodwill for discussion around segment realignment and the Company's impairment analysis during the three months ended March 31, 2025.

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

As of March 31, 2025 and December 31, 2024, the Company did not have any Level 1, 2 or 3 assets or liabilities measured on a recurring basis.

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

Earnings Per Share

Basic earnings per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted earnings is computed by dividing the diluted net income (loss) by the weighted-average number of common shares outstanding for the period, including potential dilutive common stock. For the purposes of this calculation, outstanding stock options and restricted stock units are considered potential dilutive common stock and are excluded from the computation of net loss per share if their effect is anti-dilutive.

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

The Company follows guidance issued by the FASB in accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the unaudited condensed consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits and upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the unaudited condensed consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. The Company has no uncertain tax positions at March 31, 2025 and December 31, 2024. The Company believes there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the unaudited condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2025 and 2024.

Operating Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding resource allocation and assessing performance. The Company’s Chief Executive Officer is the CODM. The Company’s CODM reviews financial information presented for each operating segment for the purposes of making operations decisions, allocating resources and evaluating financial performance.

In January 2025, coinciding with the closing of the Company’s acquisition of Titan Tools Services Limited, the Company has realigned its operations to support its strategic initiatives to expand its global operations and reach new markets, particularly in the Eastern Hemisphere. As a result, the Company realigned its reportable segments to correspond with changes to its operating model, management structure, and organizational responsibilities. Consequently, the Company has determined it operates in two operating and reportable segments: Eastern Hemisphere and Western Hemisphere. This realignment is reflected within the Company's unaudited condensed consolidated financial statements and prior periods are retrospectively revised to reflect this change in reportable segments.

Recent Accounting Pronouncements - Adoption of Segment Reporting Standard

In November 2023, FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures of significant segment expenses and information used in assessing segment performance on an annual and interim basis. The guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the guidance and all existing segment disclosures under the FASB Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. This standard was effective for the Company’s annual period beginning January 1, 2024 and is effective for the Company's interim periods beginning January 1, 2025. The Company applied the standard retrospectively to all comparative periods. Effective with this Report, the Company adopted this ASU. Refer to Note 17 - Segment Information for the required segment disclosures.

Recent Accounting Pronouncements - Adoption of Income Taxes - Improvements to Income Tax Disclosures

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

Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Effective

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement, qualitative descriptions for expense captions not specifically disaggregated quantitatively, and the total amount and definition of selling expenses for interim and annual reporting periods. This standard is effective for the Company’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. Early adoption is permitted. The Company is currently evaluating the effects of adopting this new accounting guidance.

NOTE 2 – REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

The audited consolidated financial statements presented herein for the three months ended March 31, 2024 have been revised to correct the errors described above in accordance with SEC SAB Topic 1.M, as codified in ASC 250.

	Three months ended March 31, 2024
(In thousands)	As Previously Reported	Total Adjustment	As Revised
Cost of tool rental revenue	$7,001	$(517)	$6,484
Cost of product sale revenue	1,536	517	2,053

NOTE 3 – BUSINESS COMBINATIONS

Acquisition of CTG

On the CTG Acquisition Date, the Company’s wholly owned subsidiary, Drilling Tools International, Inc., entered into and consummated the Share Purchase Agreement with CTG, the shareholders of CTG, and a representative of CTG, to acquire 100% of the shares of CTG for a gross cash purchase consideration of $20.9 million. CTG is incorporated in the United Kingdom and is the holding company of its wholly owned subsidiary, Deep Casing. Deep Casing specializes in the design, engineering, and manufacturing of a range of patented and innovative products for well construction, well completion, and casing installation processes for the global oil and gas sector. The CTG Acquisition allows the Company to further expand its geographical presence globally, especially in the Middle East, provides accretive earnings to consolidated results of operations, and expands the Company’s portfolio of intellectual property rights, through the acquisition of over 60 patents.

The CTG Acquisition has been accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). Drilling Tools International, Inc. has been treated as the accounting acquirer. Accordingly, CTG’s tangible and identifiable intangible assets acquired and its liabilities assumed were recorded at their estimated fair values on the CTG Acquisition Date.

The allocation of the purchase is as follows:

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

During the year ended December 31, 2024, a measurement period adjustment was identified as it relates to assumed accrued liabilities. The total measurement period adjustment was $0.5 million. The measurement period adjustment impacted the goodwill recognized on March 15, 2024. As of March 31, 2024, the Company is complete with the process of allocating the purchase price and valuing the acquired assets and liabilities assumed.

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

In accordance with the terms of the Merger Agreement, the closing of the acquisition occurred on October 3, 2024 (the “EDP Closing Date” or “EDP Closing”) for total consideration of $13.9 million, including a Promissory Note payable to parent company of EDP for $5.2 million. On April 22, 2025, the First Amendment to the Promissory Note was entered into, reducing the balance owed on the Promissory Note by $0.3 million. The conditions that resulted in the amendment existed as of the balance sheet date. Since the amendment was signed prior to the report date, the impact of the amendment is reflected in the condensed balance sheet as of March 31, 2024. Refer to Note 19 - Subsequent Events for further information. As the amendment was signed within a year of the acquisition date of September 30, 2024 and related to additional information about matters which existed as of the acquisition date , the Company accounted for the amendment as a measurement period adjustment. Please refer to the table below for the impact of the reduction. Additionally, refer to Note 8 - Long-Term Debt for further information regarding the Promissory Note.

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

The preliminary allocation of the purchase is as follows (in thousands):

	Preliminary September 30, 2024	Measurement Period Adjustments	As adjusted September 30, 2024
Assets acquired:
Cash	$79	—	$79
Accounts receivable, net	1,180	—	1,180
Accrued Revenue	271	—	271
Other current assets	42	—	42
Property, plant and equipment, net	3,176	—	3,176
Operating lease right-of-use asset	325	—	325
Deferred tax assets	883	(28)	855
Intangible assets, net	8,197	—	8,197
Total assets acquired	14,153	(28)	14,125
Liabilities assumed:
Accounts payable	428	—	428
Other current liabilities	876	—	876
Debt, noncurrent	138	—	138
Operating lease liabilities, less current portion	325	—	325
Deferred tax liabilities, net	2	1,908	1,910
Total liabilities assumed	1,769	1,908	3,677
Total identifiable net assets	12,384	(1,936)	10,448
Goodwill	1,516	1,670	3,186
Total net assets acquired and goodwill	$13,900	$(266)	$13,634

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

During the three months ended March 31, 2025, a measurement period adjustment was identified as it relates to the consideration transferred and the recognition of deferred tax assets and liabilities. The total measurement period adjustment was $1.7 million. The measurement period adjustment impacted the goodwill recognized on September 30, 2024. As of March 31, 2025, the Company is substantially complete with the process of allocating the purchase price and valuing the acquired assets and liabilities assumed.

The following table sets forth the amounts allocated to the identified intangible assets, the estimated useful lives of those intangible assets as of the EDP Closing Date, and the methodologies used to determine the fair values of those intangible assets (in thousands):

	Fair value	Useful life (in years)	Fair value methodology
Customer relationships	$4,135	25	Multi-period Excess Earnings Method
Developed technology	3,721	15	Relief-From-Royalty Method
Trade names	341	20	Relief-From-Royalty Method
Total intangible assets	$8,197

The intangible assets acquired are expected to be amortized over their useful lives on a straight-line basis.

Titan Tools Group Limited

On January 2, 2025, the Company’s wholly owned subsidiary, Drilling Tools International, Inc., completed the acquisition of 100% of the shares of Titan Tools Group Limited (“Titan”). Titan is a full-service, down-hole tool rental company for land and offshore operations focused on wellbore construction rental items for both traditional hydrocarbon extraction and geothermal industries. Titan's primary operations are located in the United Kingdom, Europe, and Africa.

In accordance with the terms of the acquisition, the closing of the acquisition occurred on January 2, 2025 (the “Titan Closing Date” or “Titan Closing”) for total consideration of $10.8 million. The consideration for the acquisition of $10.8 million is comprised of the following items (in thousands):

Cash paid to Titan shareholders	$6,002
Titan transaction costs to be paid by DTI	175
Closing date equity consideration(1)	2,922
Effective settlement of preexisting relationship between DTI and Titan (2)	1,675
Fair value of consideration transferred	$10,774

(1) Represents the value, as of the Titan Closing Date, of the DTI common stock transferred as purchase consideration.

(2) Represents the effective settlement of DTI’s accounts receivable from Titan and DTI’s accounts payable to Titan as Titan and DTI were customers of each other prior to the Titan Closing.

The acquisition of Titan has been accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). Drilling Tools International, Inc. has been treated as the accounting acquirer. Accordingly, Titan’s tangible and identifiable intangible assets acquired, and its liabilities assumed were recorded at their estimated fair values on the Titan Closing Date. The purchase price allocation for the acquisition is preliminary and subject to revision. Additional information that existed as of the Titan Closing Date may become known during the remainder of the measurement period, which will not extend beyond one year from the Titan Closing Date.

The preliminary allocation of the purchase is as follows (in thousands):

Assets acquired:
Cash	$559
Accounts receivable, net	3,670
Inventory	658
Other current assets	93
Property, plant and equipment, net	3,927
Operating lease right-of-use asset	919
Intangible assets, net	2,657
Total assets acquired	12,484
Liabilities assumed:
Accounts payable	1,090
Operating lease liabilities, current	226
Other current liabilities	1,965
Operating lease liabilities, less current portion	694
Deferred tax liabilities, net	71
Total liabilities assumed	4,045
Total identifiable net assets	8,439
Goodwill	2,335
Total net assets acquired and goodwill	$10,774

The excess of the fair value of the consideration transferred over the fair values of the net identifiable tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits of acquiring Titan as the acquisition not only enhances DTI's competitive edge, but also reinforces its position as a leader in providing innovative drilling solutions to the global oil and gas industry. Goodwill will be evaluated for impairment at least annually. Goodwill attributable to the acquisition of Titan is not deductible for tax purposes.

The following table sets forth the amounts allocated to the identified intangible assets, the estimated useful lives of those intangible assets as of the Titan Closing Date, and the methodologies used to determine the fair values of those intangible assets (in thousands):

	Fair value	Useful life (in years)	Fair value methodology
Customer Relationship	$2,671	25	Multi-period Excess Earnings Method
Total intangible assets	$2,671

The intangible assets acquired are expected to be amortized over their useful lives on a straight-line basis.

The Company incurred acquisition-related costs of $0.3 million during the three months ended March 31, 2025, which is included in other expense, net in the consolidated statements of income and comprehensive income.

The Company’s consolidated statements of income and comprehensive income for the three months ended March 31, 2025, include Titan’s revenues of $2.6 million and net income of $0.1 million from the Titan Closing Date to March 31, 2025.

Supplemental Pro Forma Information (unaudited)

The unaudited supplemental pro forma financial results below for the three months ended March 31, 2025 and 2024, combine the consolidated results of the Company, SDPI and CTG, giving effect to the mergers as if they had been completed on January 1, 2023. The unaudited supplemental pro forma financial results to not give effect to the impact of the Titan or EDP Acquisition as these were not considered significant individually or in the aggregate. This unaudited supplemental pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2024, or any other date.

	Three months ended March 31,
(in thousands)	2025	2024
Pro forma revenue	$42,880	$43,008
Pro forma net income	$(1,669)	$(131)

NOTE 4 – BALANCE SHEET DETAILS - CURRENT ASSETS AND CURRENT LIABILITIES

Inventories, net

The following table shows the components of inventory (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$13,349	$12,928
Work in progress	1,278	1,828
Finished goods	3,754	2,897
Total inventories	18,381	17,653
Allowance for obsolete inventory	(131)	(151)
Inventories, net	$18,250	$17,502

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses:
Deposits on inventory	$1,436	$551
Prepaid income tax	362	1,293
Prepaid insurance	472	957
Prepaid rent	438	449
Prepaid equipment	101	263
Prepaid other	236	361
Total	$3,045	$3,874

Accrued expenses and other current liabilities

The following table shows the components of accrued expenses and other current liabilities (in thousands):

	March 31, 2025	December 31, 2024
Accrued expenses:
Accrued compensation and related benefits	$4,830	$4,497
Accrued insurance	385	645
Accrued professional services	122	253
Accrued interest	463	416
Accrued property taxes	360	44
Accrued monitoring fees	373	373
Other	1,063	272
Other current liabilities:
Income tax payable	$44	$459
Sales tax payable	716	229
Deferred revenue	675	675
Total accrued expenses and other current liabilities	$9,031	$7,864

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

The following table shows the component of property, plant and equipment, net (in thousands):

	Estimated Useful Lives (in Years)	March 31, 2025	December 31, 2024
Rental tools and equipment	5-10	$214,251	$205,939
Buildings and improvements	5-40	7,273	7,074
Office furniture, fixtures and equipment	3-5	3,166	2,507
Transportation and equipment	3-5	715	714
Total property, plant and equipment		225,405	216,234
Less: accumulated deprecation		(145,969)	(142,203)
Property, plant and equipment, net (excluding construction in progress)		79,436	74,031
Construction in progress		1,427	1,540
Property, plant and equipment, net		$80,863	$75,571

Total depreciation expense for the three months ended March 31, 2025 and 2024 was approximately $6.1 million and $5.3 million, respectively. The Company has not acquired any property, plant and equipment under financing leases.

NOTE 6 – INTANGIBLE ASSETS, NET

The following table shows the components of intangible assets, net (in thousands):

	Useful Lives (in Years)	March 31, 2025	December 31, 2024
Trade name	10-15	$3,996	$3,184
Developed Technology	13-20	15,475	15,438
Customer Relationships	20-25	23,869	21,081
Patents	5-20	12	11
Total intangible assets		43,352	39,714
Less: accumulated amortization		(3,125)	(2,482)
Intangible assets, net		$40,227	$37,232

Total amortization expense for the three months ended March 31, 2025 and 2024 was approximately $632 thousand and $31 thousand, respectively.

NOTE 7 - GOODWILL

The change in carrying amount of goodwill for the years ended December 31, 2024 was as follows (in thousands):

Total
Net balance as of December 31, 2024	$12,147
Additions due to business combinations	2,335
Measurement period adjustments	1,670
Impairments	(1,901)
Foreign currency translation	150
Net balance as of March 31, 2025	$14,401

Change in Reporting Units and Goodwill Impairment

On January 1, 2025, the Company realigned its reportable segments to correspond with changes to its operating model, management structure, and organizational responsibilities. We bifurcated results into two segments: Eastern Hemisphere and Western Hemisphere. As a result, we split into four reporting units and reallocated goodwill among our affected reporting units on a relative fair value basis. We performed a goodwill impairment assessment immediately before and after our business reorganization. We concluded based on our pre-reorganization impairment test that goodwill was not impaired. As a result of the post-reorganization impairment test, we recognized a non-cash goodwill impairment loss of $1.9 million in the three months ended March 31, 2025, related to our Diamond Products and Deep Casing reporting units as the estimated fair values of the new reporting units was lower than the related carrying value.

NOTE 8 – DEBT

In December 2015, the Company entered into a credit facility with PNC Bank, National Association (the "Credit Facility"). The facility provided for a revolving line of credit with a maximum borrowing amount totaling $60.0 million.

On March 15, 2024, the Company refinanced its revolving credit facility (the “Refinancing”) by entering into a Second Amended and Restated Revolving Credit, Term Loan and Security and Guaranty Agreement (the “Credit Facility”) with certain of the Company’s subsidiaries and PNC Bank, National Association as lender and as agent. Pursuant to the terms of the Credit Facility, the Company will be provided a revolving line of credit in a principal amount up to $80.0 million and a single draw term loan (the "Term Loan") in a principal amount of $25.0 million. The line of credit and the Term Loan mature in March 2029. The Credit Facility amends and restates the Company’s Existing Credit Facility under that certain Amended and Restated Revolving Credit, Term Loan, and Security Agreement, dated as of June 20, 2023, by and among the Company, certain of its subsidiaries, and PNC Bank National Association. Additionally, we are required to make an annual payment of up to $5,000,000, to be determined based on the Excess Cash Flows generated each fiscal year commencing with the year ended December 31, 2024, as defined in the Credit Facility. Based on the calculation for Excess Cash Flows laid forth in the agreement, no payment was owed in April 2025.

For the three months ended March 31, 2025, the interest on the Revolving Line of Credit and Term Loan was based on the Secured Overnight Financing Rate ("SOFR") or the bank’s base lending rate plus applicable margin (approximately 6.8% and 8.30% at March 31, 2025). The Credit Facility is collateralized by substantially all the assets of the Company and matures March 15, 2029.

As of March 31, 2025, there was $30.0 million drawn against the line of credit.

In connection with acquisition of EDP, the Company issued an unsecured Promissory Note to the former parent company of EDP, totaling $5.2 million. On April 22, 2025, the First Amendment to the note was signed, reducing the balance by $0.3 million. The note bears an interest rate of 8% per annum. The note matures in December 2029 and payments are made quarterly. The note is a foreign currency denominated monetary liability (issuance and payments are denominated Euro), and as such, is measured at the end of each reporting unit based on the exchange rate that date. The remaining balance on the Promissory Note was $4.4 million as of March 31, 2025. For the three months ended March 31, 2025, the Company recognized a gain of $0.1 million on the condensed consolidated statements of income and comprehensive income.

As of March 31, 2025, the future maturities of long-term debt consisted of the following (in thousands):

2025	$4,386
2026	5,910
2027	5,985
2028	6,066
2029	32,523
Total long term debt	$54,869

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

The Default Rate Derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the Default Rate Derivative was negligible as of March 31, 2025 and December 31, 2024 and therefore no amounts were recorded as of March 31, 2025 or December 31, 2024.

NOTE 9 – INCOME TAXES

The Company recorded income tax benefit of $0.2 million and income tax expense of $0.9 million for the three months ended March 31, 2025 and 2024, respectively, on the unaudited condensed consolidated statements of income and comprehensive income.

The income tax expense/benefit for the three months ended March 31, 2025 and 2024 was calculated using a discrete approach. This methodology was used because changes in the Company's results of operations and acquisitions can materially impact the estimated annual effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 were provisions of 8.7% and 23.1%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to the state taxes, foreign income taxes on the Company’s international operations, and permanent differences.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. There was no significant change to the valuation allowance during the three months ended March 31, 2025 and 2024.

The Company is still evaluating the tax impact of the Titan Acquisition, including the impact of the transaction costs. Additionally, the Company continues to evaluate the deferred tax assets and liabilities and corresponding valuation allowance in connection with the Titan Acquisition.

NOTE 10 – STOCK-BASED COMPENSATION

On June 20, 2023, the Company adopted the Drilling Tools International Corporation 2023 Omnibus Incentive Plan (the 2023 Plan). The 2023 Plan became effective on the closing of the Merger, which also occurred on . The 2023 Plan provides for the issuance of shares of Common Stock up to ten percent (10%) of the shares of outstanding Common Stock as of the closing of the Merger (which equated to 2,976,854 shares as of December 31, 2023) and automatically increases on the first trading day of each calendar year by the number of shares of Common Stock equal to three percent (3%) of the total number of outstanding Common Stock on the last day of the prior calendar year. The 2023 Plan allows for awards to be issued to employees, non-employee directors, and consultants in the form of options, stock appreciation rights, restricted shares, restricted stock units, performance based awards, other share-based awards, other cash-based awards, or a combination of the foregoing. As of March 31, 2025, there were 1,188,356 shares of Common Stock available for issuance under the 2023 Plan.

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

The following table summarizes options outstanding as well as activity for the three months ended March 31, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
OUTSTANDING, December 31, 2024	4,963,626	$3.50	6.46	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	$—	—	—
OUTSTANDING, March 31, 2025	4,963,626	$3.50	5.72	$—
UNVESTED, March 31, 2025	1,656,666	$3.02	8.88	$—
EXERCISABLE, March 31, 2025	3,306,960	$2.93	4.14	$—

During the three months ended March 31, 2025 and 2024, there was $0.4 million and $0.2 million of stock based compensation related to Stock Options within selling, general, and administrative expenses on the consolidated statements of income and comprehensive income, respectively. As of March 31, 2025 and March 31, 2024, there was $2.7 million and $4.4 million, respectively, of unrecognized compensation expense.

Restricted Stock Units

In May 2024, the Company issued an aggregate 143,000 restricted stock units (“RSUs”) to five members of the Board (the “Directors”). Of the awards, 74,440 RSUs were deemed to be related to services performed during the year ended December 31, 2023, and were to vest immediately, while the remaining 68,560 RSUs are subject to a vesting term of one year. The Directors are considered to be employees of the Company under ASC 718. Additionally, on February 28, 2025, the Company issued 909,321 RSU's to employees of the Company. These RSUs will vest equally over 4 years and have a grant date price of $3.23.

During three months ended March 31, 2025, the Company recognized $0.2 million of stock based compensation related to RSUs within selling, general, and administrative expenses on the consolidated statements of income and comprehensive income. As of March 31, 2025, unrecognized compensation expense related to the RSUs totaled $2.9 million

NOTE 11 – OTHER EXPENSES, NET

The following table shows the components of other expenses, net for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Transaction fees	$(732)	$(889)
Other, net	(1,168)	(247)
Software Implementation	(132)	—
Interest income	98	11
Other expense, net	$(1,934)	$(1,125)

NOTE 12 – RELATED PARTY TRANSACTIONS

Management fees

For the three months ended March 31, 2025 and 2024, management fees paid to Hicks Holdings Operating LLC, a shareholder of the Company, were approximately $0.2 million and $0.2 million, respectively. Management fees paid to a shareholder are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

Director fees

For the three months ended March 31, 2025 and 2024, director fees paid to Board of Directors were approximately $114 thousand and $85 thousand , respectively. Management fees paid to a shareholder are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

Leases

For the three months ended March 31, 2025 and 2024, the Company paid rent expense to Cree Investments, LLC, a shareholder of the Company, of approximately nil and $13 thousand, respectively, relating to the lease of a building. Future minimum lease payments related to this lease are included in the future minimum lease schedule in Note 13 - Leases.

Related Party Note Receivable

On July 31, 2024 ("Closing Date"), the Company entered into the Sixth Amendment and Restated Promissory Note with Tronco Energy Corporation ("Tronco"), an entity owned by employees of the Company. Pursuant to the Sixth Amendment and Restated Promissory Note, Tronco will make payments to the Company of $1.3 million annually, commencing on the first anniversary of the Closing Date through the fifth anniversary of the Closing Date. Per the agreement, if the 20-day volume-weighted average price of DTI falls below $3.20 per share, the principal that otherwise would have been due shall be deferred and apportioned over the remaining payment dates under specified in the agreement. Any payments due and not received by the Company before the fifth date following the anniversary date will bear interest from the date of nonpayment until paid equal to 3%. In accordance with ASC 805, the receivables fair value was measured at the present value of future cash flows upon the Closing Date. The carrying value of the note as of March 31, 2025 was $5.3 million.

NOTE 13 – LEASES

The Company leases various facilities and vehicles under non-cancelable operating lease agreements. The remaining lease terms for our leases range from 1 month to 14 years. These leases often include options to extend the term of the lease which may be for periods of up to 5 years. When it is reasonably certain that the option will be exercised, the impact of the renewal term is included in the lease term for purposes of determining total future lease payments and measuring the ROU asset and lease liability. We apply the short-term lease policy election, which allows us to exclude from recognition leases with an original term of 12 months or less. We have not entered into any finance leases as of March 31, 2025.

For the three months ended March 31, 2025 and 2024, the components of the Company’s lease expense were as follows (in thousands):

	Three months ended March 31, 2025	Three months ended March 31, 2024
Operating Lease Cost	$1,739	$1,482
Short-term Lease Cost	31	35
Variable Lease Cost	109	88
Total Lease Cost	$1,879	$1,605

Supplemental balance sheet information related to leases was as follows (in thousands):

	Three months ended March 31, 2025	Three months ended March 31, 2024
Weighted-average remaining lease term (in years)	7.15	6.45
Weighted average discount rate	7.73%	5.86%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2025 were as follows (in thousands):

2025	$4,338
2026	5,416
2027	4,354
2028	3,635
2029	3,025
Thereafter	10,595
Total lease payments	$31,363
Less: imputed interest	(7,461)
Present value of lease liabilities	$23,902

The Company leases downhole drilling tools to companies in the oil and natural gas industry. Such leases are accounted for in accordance with ASC 842. For the three months ended March 31, 2025 and 2024, tool rental revenue for leases of downhole drilling tools was approximately $34.5 million and $30.0 million, respectively. Our lease contract periods are short-term in nature and are typically daily, monthly, per well, or footage based. Due to the short-term nature of the contracts, no maturity table is presented.

NOTE 14 – EMPLOYEE BENEFITS

The Company sponsors various defined contribution savings plan, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The total expenses related to the defined contribution plans for the three months ended March 31, 2025 and 2024 was approximately $0.3 million and $0.3 million, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company maintains operating leases for various facilities and vehicles. See Note 13 - Leases, for further information.

Litigation

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. Such proceedings can be costly, time consuming, and unpredictable, and, therefore, no assurance can be given that the final outcome of such proceedings will not materially impact our consolidated financial condition or results of operations. Estimated losses are accrued for these proceedings when the loss is probably and can be estimated. While we maintain insurance coverage that we believe is adequate to mitigate the risks of such proceedings, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters. The current liability for the estimated losses associated with these proceedings is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands except share and per share data):

	Three months ended March 31,
	2025	2024
Numerator:
Net income	$(1,669)	$3,126
Less: Redeemable Convertible Preferred Stock dividends	—	—
Net income attributable to common shareholders — basic	$(1,669)	$3,126
Add: Redeemable Convertible Preferred Stock dividends	—	—
Net income attributable to common shareholders — diluted	$(1,669)	$3,126
Denominator
Weighted-average common shares used in computing earnings per share — basic	35,592,737	29,768,568
Weighted-average effect of potentially dilutive securities:
Effect of potentially dilutive time-based stock options	—	—
Effect of potentially dilutive performance-based stock options	—	—
Effect of potentially dilutive restricted stock units	—	—
Weighted-average common shares outstanding — diluted	35,592,737	29,768,568
Earnings per share — basic	$(0.05)	$0.11
Earnings per share — diluted	$(0.05)	$0.11

As of March 31, 2025 and March 31, 2024, the Company’s potentially dilutive securities consisted of options to purchase common stock. Based on the amounts outstanding for the three months ended March 31, 2025 and 2024, the Company excluded the following potential common shares from the computation of diluted earnings per share because including them would have had an anti-dilutive effect. The options excluded from the diluted earnings per share calculations were as follows:

	Three months ended March 31,
	2025	2024
Time-based options outstanding	4,396,855	4,427,659
Performance-based options outstanding	534,063	534,063
Total	4,930,918	4,961,722

NOTE 17 – SEGMENT INFORMATION

Prior to the acquisition of Titan, we operated as a single operating segment which reflected how our business was managed. Upon completion of the acquisition, the Company split into two operating segments based on geography, Western Hemisphere and Eastern Hemisphere. Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in deciding resource allocation and assessing performance. The Company’s Chief Executive Officer serves as the CODM. The Company’s CODM reviews financial information disaggregated by hemisphere for the purposes of making operational decisions, allocating resources, and evaluating financial performance.

The Company’s two operating segments derives revenues from customers by providing oilfield equipment and services to operators in wellbore construction and casing installation. The CODM assesses performance for each segment individually and decides how to allocate resources by using Segment EBITDA, which is defined as net income (loss); excluding interest income; interest expense; other income (expense), net; income tax benefit (expense); depreciation and amortization; and unallocated corporate general and administrative expenses, including stock-option expense and monitoring fees. Additionally, the Company’s CODM total segment assets and capital expenditures by segment regularly in making operational decisions. The CODM uses these metrics in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis to forecast future performance, adjust the budget, and make decisions about the allocation of operating and capital resources to the segment.

Financial information by segment for the three months ended March 31, 2025 and 2024 is summarized below:

	For The Three Months Ended March 31, 2025
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	32,662	4,525	37,186
Product Sales	8,534	527	9,061
Total Revenue	41,196	5,052	46,248
Reconciliation of revenue
Elimination of intersegment revenue			(3,368)
Total Consolidated Revenue			42,880
Less:(1)
Cost of Tool Rental	8,390	1,951	10,341
Cost of Product Sales	3,750	522	4,273
Total Cost of Sales	12,140	2,473	14,614
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(3,368)
Total consolidated cost of revenue			11,246
Selling, general, administrative expenses	15,479	2,767	18,246
Segment EBITDA	13,576	(188)	13,388
Reconciliation of segment profit
Corporate expenses(2)			2,634
Depreciation and amortization			6,722
Stock Option Expense			541
Monitoring fees			188
Total operating income			3,303
Transaction expenses			732
Goodwill impairment			1,901
Other expenses			2,498
Consolidated income before taxes			(1,828)

	For The Three Months Ended March 31, 2024
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	32,102	424	32,526
Product Sales	6,205	823	7,027
Total Revenue	38,307	1,247	39,554
Reconciliation of revenue
Elimination of intersegment revenue			(2,580)
Total Consolidated Revenue			36,974
Less:(1)
Cost of Tool Rental	9,524	56	9,580
Cost of Product Sales	1,115	421	1,536
Total Cost of Sales	10,640	477	11,117
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(2,580)
Total consolidated cost of revenue			8,537
Selling, general, administrative expenses	14,153	351	14,504
Segment profit	13,514	419	13,932
Reconciliation of segment profit
Corporate expenses(2)			3,041
Depreciation and amortization			5,365
Stock Option Expense			208
Monitoring fees			188
Total operating income			5,130
Transaction expenses			890
Other expenses			178
Consolidated income before taxes			4,063

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker

(2) Comprised primarily of expenses not allocated to our general and administrative segments.

Additional financial information by operating segment for the three months ended March 31, 2025 and 2024 is summarized below:

	Three Months Ended March 31,
	2025	2024
Capital Expenditures
Western Hemisphere	$4,583	$6,228
Eastern Hemisphere	460	—
Total capital expenditures	5,043	6,228
Segment Assets(2):
Western Hemisphere	$159,598	$135,835
Eastern Hemisphere	65,189	21,237
Total segment assets	224,787	157,072
Corporate and other(1)	8,382	9,880
Total assets	$233,169	$166,952

(1) Corporate assets consist of cash, related party note receivables, and deferred financing costs

(2) The goodwill allocated to the four reporting units is included within their respective segment asset totals. The goodwill amount included in segment assets is net of impairment losses of $0.9 million and $1.0 million at the Western Hemisphere and Eastern Hemisphere segments, respectively. Please refer to Note 7 - Goodwill for further details.

NOTE 18 – SUPPLEMENTAL CASH FLOWS

Cash flows related to income taxes, interest, leases, inventory purchases and capital expenditures included in accounts payable, assumed liabilities acquired in a business combination and other non-cash investing and financing activities were as follows:

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$1,164	$58
Cash paid for income taxes	41	153
Non-cash investing and financing activities:
Measurement period adjustment related to EDP Acquisition	1,671	—
ROU assets obtained in exchange for lease liabilities	1,370	314
Fair value of CTG liabilities assumed in CTG Acquisition	—	2,636
Fair value of Titan liabilities assumed in Titan Acquisition	4,045	—
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	2,691	5,018
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	3,247	4,482
Non-cash directors and officers insurance	—	327
Deferred financing fees included in accounts payable	—	122

NOTE 19 – SUBSEQUENT EVENTS

First Amendment to the Promissory Note

On April 22, 2025, the Company amended its Promissory Note payable to the parent company of EDP by entering into the First Amendment to the Promissory Note dated October 2, 2024. The Promissory Note’s principal balance of $5.7 million was reduced by $0.3 million as a result of the First Amendment. The maturity date and interest rate originally stated in the Promissory Note remain unchanged. As the adjustment was related to negotiations with the seller regarding conditions as of the acquisition date, this was reflected as a recognized subsequent event and an the consideration transferred and goodwill recorded was adjusted as of March 31, 2025. The impact of the First Amendment is reflected in the condensed consolidated balance sheet as of March 31, 2025, and the associated footnotes.

Share Repurchase Plan

On May 13, 2025, our Board of Directors unanimously approved a share repurchase program authorizing the Company to repurchase up to $10 million of our common stock. The plan will remain active until December 31, 2025. The timing and amount of repurchases will be determined by the Company based on its evaluation of market conditions and other factors.

Issuance of Restricted Stock Units

On May 13, 2025, the Company issued an aggregate 143,130 restricted stock units ("RSUs") to five members of the Board of Directors under the 2023 Omnibus Incentive Plan. All of the RSUs are subject to a vesting term of one year and have a grant date price of $2.62 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated. Capitalized terms used in this section, but not otherwise defined, have the meanings ascribed to them in the Report.

Overview

We are a global oilfield services company that designs, engineers, manufactures and provides a differentiated, rental-focused offering of tools for use in onshore and offshore horizontal and directional drilling operations, as well as other cutting-edge solutions across the well life cycle. We operate from 15 locations in North America and 11 international service and support centers in Europe, the Middle East, and Asia-Pacific.

Our revenues are derived from two sources: tool rental and product sales. Tool rental revenues are derived from the rental of tools used in bottom hole assemblies (“BHA”), various wellbore optimization tools, and tubular goods for drilling, workover, and completion operations. Additionally, tool rental revenue consists of the repair and inspection of such tools. Product sale revenues are derived from the sale of target depth technologies, the manufacturing and repair of tools for external customers, and tool recovery revenue. During the three months ending March 31, 2025, we derived 81% of total revenues from tool rentals and 19% from product sales. During the three months ending March 31, 2024, we derived 81% from tool rentals and 19% from product sales.

We operate out of 2 reporting segments, split by geography, consisting of the Western Hemisphere operations and the Eastern Hemisphere operations.

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

Recent Developments and Trends

Industry Update

In the first quarter of 2025, the oil and gas market witnessed a dynamic interplay of geopolitical tensions, shifting demand dynamics, and evolving geopolitical and economic factors. U.S. oil production reached record highs, averaging 13.5 million barrels per day, driven by the Permian Basin and offshore developments. However, this surge in supply coincided with an increasing surplus in global oil supply over demand, leading to downward pressure on prices. Crude oil prices experienced declines, specially WTI, whose quarterly average decreased from $78.41 per barrel to $71.84 per barrel from the fourth quarter of 2024 to the first quarter of 2025. Despite the high volatility in spot oil prices described above, our customers tend to be more focused on medium-term and long term commodity prices when making investment decisions due to the longer lead times for offshore projects.

In the first quarter of 2025, U.S. natural gas prices experienced a notable rebound following the record lows of 2024. The Henry Hub spot price averaged approximately $4.15 per million British thermal units (MMBtu) during the first quarter, or a 70% increase compared to the fourth quarter of 2024, reflecting seasonal increases due to heightened heating demand during colder-than-average weather in January. This uptick in demand is expected to outpace any expected growth in U.S. production, leading to a tightening of inventories and supporting higher prices through the remainder of 2025

Notwithstanding the significant commodity price volatility over the past several years, we have seen decreases both the Western and Eastern Hemisphere. During the three months ended March 31, 2025, the weekly average Western Hemisphere rig count, as reported by Baker Hughes, was 930 compared to 995 for the three months ended March 31, 2024. Additionally, during the three months ended March 31, 2025, the weekly average Eastern Hemisphere rig count, as reported by Baker Hughes, was 757 compared to 725 for the three months ended March 31, 2024. However, notwithstanding the impact of longer laterals, improved rig efficiencies have partially offset the impact of this reduction.

Inflation and Increased Costs

We are experiencing the impacts of global inflation, both in increased personnel costs and the prices of goods and services required to operate our rigs and execute capital projects. While we are currently unable to estimate the ultimate impact of rising prices, we do expect that our costs will continue to rise in the near term and will impact our profitability.

Results of Operations

We have two operating segments consisting of the Western Hemisphere and Eastern Hemisphere. Our results of operations are evaluated by the Chief Executive Officer on a consolidated basis as well as at the segment level. The performance of our operating segments is primarily evaluated based on segment operating income (in addition to other measures), which is defined as income before taxes and before interest expense, net, other income (expense), net and corporate and other expenses not allocated to the operating segments.

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue, net:
Western Hemisphere	$41,196	$38,307	$2,889	8%
Eastern Hemisphere	5,052	1,247	3,805	305%
Intersegment Revenue	(3,368)	(2,580)	(788)	31%
Total revenue, net	42,880	36,974	5,906	16%
Operating income/(loss)
Western Hemisphere	13,576	13,514	62	nm
Eastern Hemisphere	(188)	419	(607)	-145%
Total segment operating income	13,388	13,932	(544)	-4%
Corporate and other expenses	(10,085)	(8,802)	(1,283)	15%
Total operating income	3,303	5,130	(1,827)	-36%
Interest expense, net	(1,309)	(182)	(1,127)	619%
Gain on sale of property	13	—	13	nm
Loss on asset disposal	—	(9)	9	nm
Unrealized gain (loss) on equity securities	—	249	(249)	nm
Goodwill impairment	(1,901)	—	(1,901)	nm
Other income (expense), net	(1,934)	(1,125)	(809)	72%
Total other expense, net	(5,131)	(1,067)	(4,064)	381%
Income before income taxes	(1,828)	4,063	(5,891)	-145%
Income tax benefit (expense)	159	(937)	1,096	nm
Net income (loss)	$(1,669)	$3,126	(4,795)	-153%

nm = not meaningful

Western Hemisphere

Western Hemisphere revenue was $41.2 million for the three months ended March 31, 2025, an increase of $2.9 million, or 8%, compared to the three months ended March 31, 2024. The increase in revenues was driven by the addition of our Diamond Products Division ("DPD") in August of 2024. The increase in Western Hemisphere operating income was not meaningful quarter over quarter due to higher personal related costs as a result of acquisitions.

Eastern Hemisphere

Eastern Hemisphere revenue was $5.1 million for the three months ended March 31, 2025, an increase of $3.8 million, or 305%, compared to the three months ended March 31, 2024. The increase was primarily a result of acquisitions to rental businesses located within the Eastern Hemisphere. Eastern Hemisphere operating loss was $0.2 million for the three months ended March 31, 2025, a decrease of $0.6 million, or 145% compared to the three months ended March 31, 2024. The decrease was driven by increased headcount as a result of the acquisitions and an activity decline seen in the Middle Eastern market.

Corporate and Other

Corporate and other represents various expenses not directly attributable to our segments as well as expenses not used in the measurement of segment profitability. Corporate and other expenses for the three months ended March 31, 2025 were $10.1 million, an increase of $1.3 million or 15%, compared to the three months ended March 31, 2024. The increase was primarily attributable to increased depreciation expense as a result of acquired property, plant, and equipment balances.

Interest expense, net

Interest expense net was $1.3 million for the three months ended March 31, 2025, an increase of $1.1 million, or 619%, compared to the three months ended March 31, 2024. The increase was primarily a result of interest on the term loan, entered into in March 2024, interest on amounts drawn on the credit facility, and interest on the promissory note, entered into in September 2024.

Other income (expense), net

Other income (expense), net represents various one time and non-recurring expenses Other income (expense), net was $1.9 million for the three months ended March 31, 2025, an increase of $0.8 million, or 72%, compared to three months ended March 31, 2024. This increase was driven by software implementation costs and additional transaction costs incurred during the three months ended March 31, 2025.

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

The following tables present a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended March 31, 2025 and 2024 (non-recurring transaction expenses recorded to other (income) expense are presented separately within Adjusted EBITDA):

	Three Months Ended March 31,
(In thousands)	2025	2024
Net income (loss)	$(1,669)	$3,126
Add (deduct):
Income tax expense	(159)	937
Depreciation and amortization	6,722	5,365
Interest expense, net	1,309	182
Stock option expense	541	208
Management fees	188	188
Gain on sale of property	(14)	—
Loss on asset disposal	—	9
Unrealized (gain) loss on equity securities	—	(249)
Goodwill impairment	1,901
Transaction expense	732	889
Other expense, net	1,203	236
Adjusted EBITDA	$10,754	$10,891

Liquidity and Capital Resources

At March 31, 2025, we had $2.8 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities, the term loan, and, if necessary, borrowings under the Credit Facility Agreement. We may use additional cash generated to execute strategic acquisitions or for general corporate purposes. We believe that our existing cash on hand, cash generated from operations and available borrowings under the Credit Facility Agreement will be sufficient for at least the next 12 months to meet working capital requirements and anticipated capital expenditures.

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

Contractual Obligations and Commitments

Our material contractual obligations arise from leases of facilities and vehicles under non-cancelable operating leases agreements. See Note 15, Commitments and contingencies, of the notes to the Interim Financial Statements.

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

Cash Flows

The following table sets forth our cash flows for the period indicated:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$2,431	$3,312
Investing activities	(7,280)	(19,585)
Financing activities	1,392	24,611
Effect of changes in foreign exchange rate	61	(291)
Net increase (decrease) in cash and cash equivalents	$(3,396)	$8,047

Cash Flows (Used In) Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2025 was $2.4 million, the driver being a net loss of $1.7 million offset by non-cash charges of $7.2 million and a decrease in net working capital of $3.1 million. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report entitled “Risk Factors.”

Net cash provided by operating activities for the three months ended March 31, 2024 was $3.3 million, the driver being net income of $3.1 million, including non-cash charges of $3.9 million, offset by a decrease in net working capital of $3.7 million.

Cash Flows (Used In) Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $7.3 million. Purchases of property, plant, and equipment of $5.0 million, purchases of intangible assets of $0.7 million, and the acquisition of Titan for $5.6 million were partially offset by proceeds from rental tool recovery sales of $4.0 million.

Net cash used in investing activities for the three months ended March 31, 2024 was $19.6 million. Purchases of property, plant, and equipment of $6.2 million and the acquisition of Deep Casing Tools for $18.3 million were partially offset by proceeds from rental tool recovery sales of $5.0 million.

Cash Flows (Used In) Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $1.4 million resulting from net proceeds on from the revolving line of credit of $2.9 million, offset by payments on the term loan of $1.3 million and payments on the Promissory Note of $0.2 million.

Net cash used in financing activities for the three months ended March 31, 2024 was $24.6 million resulting from proceeds on the term loan on $25.0 million, offset by payments of deferred financing fees of $0.3 million.

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

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recently Issued and Adopted Accounting Standards

A discussion of recent accounting pronouncements is included in Note 1, Summary of significant accounting policies, to the Interim Financial Statements included elsewhere in this report.

JOBS Act Accounting Election

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. In addition, as an emerging growth company, we may take advantage of certain reduced disclosure and other requirements that are otherwise applicable generally to public companies. DTI will take advantage of these exemptions until such earlier time that it is no longer an emerging growth company. DTI would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of this offering (ii) the last day of the fiscal year in which its total annual gross revenue is equal to or more than $1.23 billion (iii) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which it is deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

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

Concentration risk

During the three months ended March 31, 2025 and 2024, 29.0% and 30.0%, respectively of our total revenue was earned from two customers. Amounts due from these customers included in accounts receivable at March 31, 2025 and December 31, 2024 were approximately $5.3 million and $5.4 million, respectively.

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

Cybersecurity Risk

We continue to monitor technology hardware and software solutions, regular testing of the resiliency of our systems including penetration and disaster recovery testing as well as regular training sessions on cybersecurity risks and mitigation strategies. We have established an incident response plan and team to take steps it determines are appropriate to contain, mitigate and remediate a cybersecurity incident and to respond to the associated business, legal and reputation risks. There is no assurance that these efforts will fully mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures in effect as of March 31, 2025, the end of the period covered by this Report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2025, or as of the date of the filing of this Report.

Our disclosure controls and procedures were not effective as of March 31, 2025 because all findings in connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2022 and December 31, 2023, have not been fully remediated despite ongoing projects and improvements made in the current year. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2025 and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below.

Prior to going public, we had been a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with our preparation and the audit of our consolidated financial statements as of and for the year ended December 31, 2023, we identified deficiencies in the design or operation of our internal controls to be a material weakness relating to inadequate documentation and monitoring of information technology (“IT”) general controls and cybersecurity processes within the Company’s IT environment, including access controls and segregation of duties between key IT functions.

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

Changes in Internal Control over Financial Reporting

On March 15, 2024, we acquired Deep Casing Tools. As the acquisition date has exceeded one year, we are now required to assess on the internal controls over financial reporting. Additionally, on January 2, 2025, we completed the acquisition of Titan Tools. We are permitted to omit an assessment of an acquired business' internal control over financial reporting from our assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we have excluded the internal control over financial reporting of Titan Tools from management's assessment of internal control over financial reporting as of March 31, 2025.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, Note 15 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.

Our Annual Report filed with the SEC on March 14, 2025, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Report or presented elsewhere by management from time to time. There have been no material changes in the risk factors that appear in the Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the year ended December 31, 2024, Michael Domino, President, Directional Tool Rentals Division and Thomas Patterson, Independent Director, each adopted a pre-arranged stock trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and allow for the sale of a specified number of shares of the Company’s common stock over a designated period of time, subject to certain price, timing, and volume conditions.

The plans were adopted during an open trading window in accordance with the Company’s insider trading policy and are further described below:

Name/Title	Date	Type of Arrangement	Nature of Arrangement	Duration	Aggregate number of shares
Thomas Patterson, Independent Director	6/11/2024	Rule 10b5-1 Trading Plan	Sale of Common Stock	15 months	42,000
Michael Domino, President - Directional Tool Rentals Division	9/9/2024	Rule 10b5-1 Trading Plan	Sale of Common Stock	6 months	450,000

Mr. Domino’s plan expired on March 9, 2025 without any trades being executed under the plan. Transactions under Mr. Patterson’s plan will be disclosed publicly through Form 4 filings with the Securities and Exchange Commission as they occur.

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Drilling Tools International Corporation

Date: May 14, 2025	By:	/s/ David R. Johnson
David R. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)