Form 10-Q
period 2025-06-30
Drilling Tools International Corp
filed 2025-08-14
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of August 14, 2025, the registrant had 35,661,297 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the impact of a global pandemic
•
the impact of the ongoing Russia-Ukraine and Israel-Hamas conflicts on the global economy;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNADUDITED)

	June 30,	December 31,
(In thousands, except share data)	2025	2024

ASSETS
Current assets
Cash	$1,145	$6,185
Accounts receivable, net	41,557	39,606
Related party note receivable, current	909	909
Inventories	18,279	17,502
Prepaid expenses and other current assets	4,245	3,874
Total current assets	66,134	68,076
Property, plant and equipment, net	79,310	75,571
Operating lease right-of-use asset	22,831	22,718
Intangible assets, net	40,666	37,232
Goodwill, net	14,704	12,147
Deferred financing costs, net	642	817
Related party note receivable, less current portion	4,443	4,262
Deposits and other long-term assets	1,549	1,608
Total assets	$230,279	$222,431
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,534	$11,983
Accrued expenses and other current liabilities	9,927	7,864
Current portion of operating lease liabilities	4,296	4,121
Current maturities of long-term debt	6,291	6,995
Total current liabilities	32,047	30,963
Operating lease liabilities, less current portion	18,917	18,765
Revolving line of credit	33,140	27,142
Long-term debt, less current portion	17,485	19,676
Deferred tax liabilities, net	6,168	5,926
Total liabilities	107,757	102,472
Commitments and contingencies (See Note 15)
Shareholders' equity
Common stock, $0.0001 par value, shares authorized 500,000,000 as of June 30, 2025 and December 31, 2024, 35,661,297 issued and outstanding as of June 30, 2025 and 34,704,696 shares issued and outstanding as of December 31, 2024	4	3
Less: Treasury stock at cost, 202,611 and 0 shares as of June 30, 2025 and December 31, 2024, respectively	(608)	—
Additional paid-in-capital	129,520	125,415
Accumulated deficit	(7,657)	(3,582)
Accumulated other comprehensive income (loss)	1,264	(1,877)
Total shareholders' equity	122,522	119,959
Total liabilities and shareholders' equity	$230,279	$222,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenue, net:
Tool rental	$32,756	$28,328	$67,289	$58,294
Product sale	6,665	9,205	15,012	16,213
Total revenue, net	39,421	37,533	82,301	74,507
Costs and other deductions:
Cost of tool rental revenue	7,402	6,998	15,090	13,482
Cost of product sale revenue	2,494	3,000	6,051	5,053
Selling, general, and administrative expense	21,023	19,619	42,633	37,560
Depreciation and amortization expense	6,830	5,681	13,552	11,047
Interest expense, net	1,336	811	2,645	992
Loss (gain) on asset disposal	85	(51)	72	(42)
Loss (gain) on remeasurement of previously held equity interest	—	(480)	—	(729)
Goodwill impairment	—	—	1,901	—
Other operating and non-operating expense, net	1,912	1,672	3,846	2,798
Total costs and other deductions	41,082	37,250	85,790	70,161
Income (loss) before income tax expense	(1,661)	283	(3,489)	4,346
Income tax benefit (expense)	(746)	82	(587)	(854)
Net income (loss)	$(2,407)	$365	$(4,076)	$3,492
Basic earnings (loss) per share	$(0.07)	$0.01	$(0.11)	$0.12
Diluted earnings (loss) per share	$(0.07)	$0.01	$(0.11)	$0.12
Basic weighted-average common shares outstanding	35,573,749	29,816,202	35,583,139	29,792,385
Diluted weighted-average common shares outstanding	35,573,749	30,873,436	35,583,139	30,321,002
Comprehensive income (loss):
Net income (loss)	$(2,407)	$365	$(4,076)	$3,492
Foreign currency translation adjustment, net of tax	2,199	102	3,141	(409)
Net comprehensive income (loss)	$(208)	$467	$(935)	$3,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders' Equity
BALANCE, December 31, 2023	29,768,568	$3	—	$—	$95,218	$(6,306)	$(225)	$88,690
Stock-based compensation	—	—	—	—	208	—	—	208
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(511)	(511)
Net income	—	—	—	—	—	3,126	—	3,126
BALANCE, March 31, 2024	29,768,568	$3	—	$—	$95,426	$(3,180)	$(736)	$91,513
Stock-based compensation	—	—	—	—	413	—	—	413
Exercise of stock options	16,556	—	—	—	255	(290)	—	(35)
Shares issued due to vesting of restricted stock units	17,440	—	—	—	442	—	—	442
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	102	102
Net income	—	—	—	—	—	365	—	365
BALANCE, June 30, 2024	29,802,564	$3	—	$—	$96,536	$(3,105)	$(634)	$92,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders' Equity
BALANCE, December 31, 2024	34,704,696	$3	—	$—	$125,415	$(3,582)	$(1,877)	$119,959
Stock-based compensation	—	—	—	—	541	—	—	541
Issuance of common stock related to business combination	888,041	1	—	—	2,922	—		2,923
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	942	942
Net loss	—	—	—	—	—	(1,669)	—	(1,669)
BALANCE, March 31, 2025	35,592,737	$4	—	$—	$128,878	$(5,251)	$(935)	$122,696
Stock-based compensation	—	—	—	—	642	—	—	642
Purchase of treasury stock	—	—	202,611	(608)	—	—	—	(608)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	2,199	2,199
Shares issued due to vesting of restricted stock units	68,560	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,407)	—	(2,407)
BALANCE, June 30, 2025	35,661,297	$4	202,611	$(608)	$129,520	$(7,657)	$1,264	$122,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(4,076)	$3,492
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,552	11,047
Amortization of deferred financing costs	174	139
Non-cash lease expense	2,466	2,315
Unrealized loss on currency translation	567	—
Write off of excess and obsolete inventory	510	—
Write off of excess and obsolete property and equipment	195	179
Provision (recovery) for credit losses	356	(16)
Deferred tax expense	(1,766)	(400)
Loss (gain) on sale of property	72	(42)
Unrealized loss (gain) on equity securities	—	(729)
Gain on sale of lost-in-hole equipment	(5,454)	(4,987)
Stock-based compensation expense	1,183	1,064
Interest income on related party note receivable	(182)	—
Goodwill impairment	1,901	—
Changes in operating assets and liabilities:
Accounts receivable, net	453	(1,449)
Prepaid expenses and other current assets	670	1,958
Inventories	1,291	(49)
Operating lease liabilities	(2,250)	(2,226)
Accounts payable	(3,963)	(2,158)
Accrued expenses and other current liabilities	(1,073)	(3,745)
Net cash flows from operating activities	4,626	4,391
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(5,622)	(18,261)
Purchase of intangible assets	(1,095)	—
Proceeds from sale of property, plant, and equipment	38	59
Purchase of property, plant, and equipment	(12,594)	(16,312)
Proceeds from sale of lost-in-hole equipment	7,132	7,786
Net cash flows from investing activities	(12,141)	(26,728)
Cash flows from financing activities:
Payment of deferred financing costs	—	(672)
Purchase of treasury stock	(608)	—
Proceeds from term loan	—	25,000
Repayment of term loan	(2,500)	(833)
Repayment of promissory note	(442)	—
Proceeds from revolving line of credit	33,789	1,469
Repayment on revolving line of credit	(27,791)	(1,469)
Net cash flows from financing activities	2,448	23,495
Effect of changes in foreign exchange rates	27	(377)
Net change in cash	(5,040)	781
Cash at beginning of period	6,185	6,003
Cash at end of period	$1,145	$6,784

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

On March 15, 2024 (the “CTG Acquisition Date”), the Company entered into a Share Purchase Agreement with Casing Technologies Group Limited (“CTG”), certain shareholders of CTG, and a representative of CTG. Pursuant to the terms of the Share Purchase Agreement, the Company acquired one hundred percent (100%) of the shares of CTG (the “CTG Acquisition”), which wholly owns Deep Casing Tools Limited (“Deep Casing”), an energy technology development company, for $20.9 million. For further details regarding the acquisition, refer to Note 3 - Business Combinations.

On March 6, 2024, the Company entered into an agreement and plan of merger by and among the Company, Superior Drilling Products, Inc., a Utah corporation (“SDPI”), DTI Merger Sub I, Inc., a Delaware corporation and directly wholly owned subsidiary of the Company (“Merger Sub I”), and Merger DTI Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub II”), pursuant to which Merger Sub I merged with and into SDPI (the “First Merger”), with SDPI surviving as a wholly owned subsidiary of DTI and upon the effective time of the First Merger (the “First Effective Time”), SDPI, as the surviving corporation of the First Merger, merged with and into Merger Sub II (the “Second Merger,” and together with the First Merger, the “Merger”), with Merger Sub II surviving as a wholly owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, the closing of the Merger occurred on July 31, 2024 (the “SDPI Closing Date” or “SDPI Closing”) for total consideration of $47.9 million. For further details regarding the acquisition, refer to Note 3 - Business Combinations.

On September 30, 2024, the Company’s wholly owned subsidiary, Drilling Tools International, Inc., entered into a Share Purchase Agreement with European Drilling Projects B.V. (“EDP”), and the sole shareholder of EDP, to acquire 100% of the shares of EDP. The closing of the acquisition occurred on October 3, 2024 for total consideration of $13.9 million. For further details regarding the acquisition, refer to Note 3 – Business Combinations.

On January 2, 2025, the Company’s wholly owned subsidiary, Drilling Tools International, Inc., completed the acquisition of 100% of the shares of Titan Tools Group Limited (“Titan”) for a total consideration of $10.8 million. For further details regarding the acquisition, refer to Note 3 – Business Combinations.

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

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with U.S. GAAP and, in the opinion of the Company, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2025, and its results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The condensed consolidated balance sheet at December 31, 2024, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

During the quarter ended June 30, 2025, the Company changed the presentation of its interim condensed consolidated statements of comprehensive income (loss) from a two-step format to a one-step format. Under the previous two-step format, operating income was presented as a subtotal. Under the new one-step format, all revenues are presented, followed by all expenses and losses, including income taxes, without the presentation of intermediate subtotals such as operating income. This change was made to simplify the presentation and enhance comparability with peer companies that use a similar format. The prior period’s income statement has been revised to conform to the current year’s presentation. This change in format does not affect the recognition, measurement, or classification of individual line items and has no impact on net income or other key financial metrics.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation. Further, the basis of consolidation incorporates the financial statements of our foreign entities, Casing Technologies Group Limited and Titan Tools Services, which operate under UK Generally Accepted Accounting Principles ("UK GAAP"). Those financial statements are translated into U.S. GAAP for consolidation purposes. The translation process adheres to established accounting standards and guidelines to ensure consistency and comparability across our consolidated financial statements. This approach enables us to accurately reflect the financial position, results of operations, and cash flows of our consolidated operations.

Foreign Currency Translation and Transactions

The Company has determined that the functional and reporting currency for its operations across the globe is the functional currency of the Company’s international subsidiaries. Accordingly, all foreign balance sheet accounts have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the unaudited condensed consolidated statements of comprehensive income (loss) have been translated at the average rates during the reporting period. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other operating and non-operating expenses, net in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

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

The Company recognizes revenues from renting tools on a straight-line basis. The Company’s rental contract periods are daily, monthly, or per well. Additionally, the Company has rental contracts that are based on usage, either on a per footage or per well basis. As these types of rental contracts primarily consist of variable lease payments, which are unknown at commencement, revenue is recognized when the changes in the factor on which the contingent lease payments are based occur. When the customer returns the rental equipment and the footage or usage becomes known, the Company recognizes revenue. The Company accrues all known fixed lease payments for rental contracts that also include variable payments, such as those based on usage or per well, when such variable amounts are not reasonably determinable at period end.

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

Contract Assets and Contract Liabilities

Contract assets represent the Company’s rights to consideration for work completed but not billed. Contract assets were recorded in accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets. The changes in contract assets for the year ended December 31, 2024 and six months ended June 30, 2025 were as follows (in thousands):

Balance at December 31, 2023	$4,157
Revenue recognized from contract assets	55,937
Conversion of contract assets into accounts receivable	(54,522)
Balance at December 31, 2024	5,572
Revenue recognized from contract assets	44,129
Conversion of contract assets into accounts receivable	(41,604)
Balance at June 30, 2025	8,097

Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of June 30, 2025, December 31, 2024 and December 31, 2023, the Company did not have any contract liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivable consists principally of uncollateralized amounts billed to customers as well as contract assets for work complete but not yet billed. These receivables are generally due within 30 to 60 days of the period in which the corresponding sales or rentals occur and do not bear interest. They are recorded at net realizable value less an allowance for credit losses and are classified as accounts receivable, net on the unaudited condensed consolidated balance sheets.

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

The changes in the allowance for credit losses for the year ended December 31, 2024 and the six months ended June 30, 2025 were as follows (in thousands):

Balance at December 31, 2023	$(1,458)
Provisions for expected credit losses	(439)
Utilization of allowances for credit losses	207
Balance at December 31, 2024	$(1,690)
Provisions for expected credit losses	(567)
Utilization of allowances for credit losses	30
Balance at June 30, 2025	$(2,227)

Concentration of Credit Risk

The Company’s customer concentration may impact its overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.

During the three months ended June 30, 2025 and 2024, the Company generated approximately 25% and 25%, respectively, of its revenue from 2 customers. During the six months ended June 30, 2025 and 2024, the Company generated approximately 27% and 27%, respectively, of its revenue from two customers. Amounts due from these customers included in accounts receivable at June 30, 2025 and December 31, 2024 were approximately $6.7 million and $5.4 million, respectively.

During the three months ended June 30, 2025 and 2024, the Company did not have any vendors that represented over 10% of total purchases. Additionally, during the six months ended June 30, 2025 and 2024, the Company did not have any vendors that represented over 10% of total purchases.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the specific identification method or the first-in-first-out ("FIFO") method, depending on the type of inventory. Inventory that is obsolete or in excess of forecasted usage is written down to its net realizable value based on assumptions regarding future demand and market conditions. Inventory write-downs are charged to cost of rental revenue and cost of product sale revenue within the operating costs section of the unaudited condensed consolidated statements of comprehensive income (loss) and establish a new cost basis for the inventory. Inventory includes raw material, work in progress, and finished goods.

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

The cost of refurbishments and renewals are capitalized when the value of the property, plant or equipment is enhanced for an extended period. Expenditures to maintain and repair property, plant and equipment, which do not improve or extend the life of the related assets, are charged to expense when incurred. When property, plant and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss (gain) on asset disposal.

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

For the six months ended June 30, 2025 and 2024, management determined that there were no triggering events necessitating impairment testing of property, plant and equipment, net. The segment realignment that occurred on January 1, 2025, did trigger a goodwill impairment test as required. Please refer to Note 7 - Goodwill for discussion around segment realignment and the Company's impairment analysis during the six months ended June 30, 2025.

Leases

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

We recognized operating lease revenue within “Tool rental” on the unaudited condensed consolidated statements of comprehensive income (loss).

Intangible Assets

Intangible assets with finite useful lives include customer relationships, trade name, patents, non-compete agreements and a supply agreement. These intangible assets are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible are realized.

Goodwill

Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. We evaluate Goodwill at least annually for impairment. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. To align with our change in reporting segments and reporting units referenced in Note 7 – Goodwill, the Company has changed its annual goodwill impairment assessment date from December 31 to October 31 starting in 2025. This change will not have a material impact on the annual assessment. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or we elect not to perform a qualitative assessment, the quantitative assessment of goodwill test is performed. The goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is necessary to perform the quantitative assessment to determine if our goodwill is impaired, we will utilize a discounted cash flow analysis using management’s projections that are subject to various risks and uncertainties of revenues, expenses and cash flows as well as assumptions regarding discount rates, terminal value and control premiums. Estimates of future cash flows and fair value are highly subjective and inherently imprecise. These estimates can change materially from period to period based on many factors. Accordingly, if conditions change in the future, we may record impairment losses, which could be material to any particular reporting period. Refer to Note 7 - Goodwill for discussion around segment realignment and the Company's impairment analysis during the six months ended June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, the Company did not have any Level 1, 2 or 3 assets or liabilities measured on a recurring basis.

Fair value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, and accounts payable. The carrying amount of such instruments approximates fair value due to their short-term nature. Additionally, the Company carries long-term debt at its amortized cost, which approximates fair value.

Cost of Revenue

The Company recorded all operating costs associated with its product sales and tool rental revenue streams in cost of product sale revenue and cost of tool rental revenue, respectively, in the unaudited condensed consolidated statements of comprehensive income (loss). All indirect operating costs, including labor, freight, contract labor and others, are included in selling, general, and administrative expense in the unaudited condensed consolidated statements of comprehensive income (loss).

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

Treasury Stock

The Company uses the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost). When we subsequently reissue these shares, proceeds in excess of cost upon the issuance of treasury shares are credited to additional paid-in-capital, while any deficiency is charged to retained earnings.

Earnings Per Share

Basic earnings per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings is computed by dividing the diluted net income (loss) by the weighted-average number of common shares outstanding for the period, including potential dilutive common stock. For the purposes of this calculation, outstanding stock options are considered potential dilutive common stock and are excluded from the computation of net loss per share if their effect is anti-dilutive.

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

Each uncertain tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits and upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the unaudited condensed consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. The Company has no uncertain tax positions at June 30, 2025 and December 31, 2024. The Company believes there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024.

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

Restructuring

The Company recognizes restructuring charges in accordance with ASC 420, Exist or Disposal Cost Obligations. Restructuring costs primarily include severance and other employee-related termination benefits, as well as reorganization costs associated with strategic initiatives to streamline operations or reduce overhead. These costs are recognized when a formal plan has been approved, communicated to affected employees, and the obligation is probable and reasonably estimable.

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

Recent Accounting Pronouncements - Adoption of Income Taxes - Improvements to Income Tax Disclosures

In December 2023, FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company beginning January 1, 2025 with early adoption permitted. The Company is currently evaluating the effects of adopting this new accounting guidance on its disclosures but does not currently expect adoption will have a material impact on the Company’s consolidated financial statements. The new disclosure requirements will be effective for the 2025 annual report.

Accounting Standards Issued But Not Yet Effective - Expense Disaggregation Disclosures

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

NOTE 2 – REVISIONS OF PREVIOSULY ISSED FINANCIAL STATEMENTS

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

Management evaluated these errors in accordance with SEC Staff Accounting Bulletin Number 99, Materiality (“SAB 99”), which is since codified in Accounting Standards Codification 250, Accounting Changes and Error Corrections (“ASC 250”). The Company performed a quantitative and qualitative assessment of the errors and determine that the errors did not have a material impact to previously issued financial statements. Management noted that the presentation errors identified resulted in a net zero impact to total costs and other deductions or net income. Therefore, these immaterial errors have been corrected in the current period in accordance with the guidance under SAB 99 and ASC 250.

The audited consolidated financial statements presented herein for the three and six months ended June 30, 2024 have been revised to correct the errors described above in accordance with SEC SAB Topic 1.M, as codified in ASC 250.

	Three months ended June 30, 2024
(In thousands)	As Previously Reported	Total Adjustment	As Revised
Cost of tool rental revenue	$7,454	$(456)	$6,998
Cost of product sale revenue	2,544	456	3,000

	Six months ended June 30, 2024
(In thousands)	As Previously Reported	Total Adjustment	As Revised
Cost of tool rental revenue	$14,455	$(973)	$13,482
Cost of product sale revenue	4,080	973	5,053

NOTE 3 – BUSINESS COMBINATION

Acquisition of CTG

On the March 15, 2024, the Company’s wholly owned subsidiary, Drilling Tools International, Inc., entered into and consummated the Share Purchase Agreement with CTG, the shareholders of CTG, and a representative of CTG, to acquire 100% of the shares of CTG for a gross cash purchase consideration of $20.9 million. CTG is incorporated in the United Kingdom and is the holding company of its wholly owned subsidiary, Deep Casing. Deep Casing specializes in the design, engineering, and manufacturing of a range of patented and innovative products for well construction, well completion, and casing installation processes for the global oil and gas sector. The CTG Acquisition allows the Company to further expand its geographical presence globally, especially in the Middle East, provides accretive earnings to consolidated results of operations, and expands the Company’s portfolio of intellectual property rights, through the acquisition of over 60 patents.

The CTG Acquisition has been accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). Drilling Tools International, Inc. has been treated as the accounting acquirer. Accordingly, CTG’s tangible and identifiable intangible assets acquired and its liabilities assumed were recorded at their estimated fair values on the CTG Acquisition Date.

The allocation of the purchase price is as follows:

Assets	Preliminary March 15, 2024	Measurement Period Adjustments	As adjusted March 15, 2024
Cash	$2,674	$—	$2,674
Accounts receivable	3,781	—	3,781
Inventories	4,282	—	4,282
Prepaid expenses and other current assets	189	—	189
Property, plant and equipment	1,647	—	1,647
Operating lease ROU asset	315	—	315
Intangible assets	8,065	—	8,065
Goodwill	2,618	526	3,144
Total assets acquired	$23,571	$526	$24,097

Liabilities
Accounts payable	2,656	—	2,656
Accrued expenses and other current liabilities	(295)	526	231
Current portion of operating lease liabilities	95	—	95
Operating lease liabilities, less current portion	180	—	180
Total liabilities assumed	$2,636	$526	$3,162
Total consideration transferred	$20,935	$—	$20,935

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

The Company incurred acquisition-related costs of $0.4 million and $1.1 million, respectively, during the three and six months ended June 30, 2024, which is included in other operating and non-operating expenses, net in the consolidated statements of income and comprehensive income.

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

The allocation of the purchase is as follows (in thousands):

Assets acquired:
Cash	$1,726
Accounts receivable	1,239
Related party note receivable, current	1,231
Inventories	2,800
Prepaid expenses and other current assets	573
Property, plant and equipment	10,213
Related party note receivable, noncurrent	4,193
Operating lease right-of-use asset	2,662
Intangible assets	22,850
Deposits and other long-term assets	200
Total assets acquired	47,687
Liabilities assumed:
Accounts payable	370
Current portion of operating lease liabilities	147
Accrued expenses and other current liabilities	1,804
Deferred tax liabilities, net	881
Deferred income	675
Operating lease liabilities, less current portion	2,368
Total liabilities assumed	6,245
Total identifiable net assets	41,442
Goodwill	7,718
Total net assets acquired and goodwill	$49,160

The excess of the fair value of the consideration transferred and the fair value of DTI’s previously held investment in SDPI over the fair values of the net identifiable tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits as a result of the acquisition that will enhance the services available to both new and existing customers and increase the Company’s competitive position. Goodwill will be evaluated for impairment at least annually. Goodwill attributable to the acquisition of SDPI is not deductible for tax purposes. As of June 30, 2025, the Company is complete with the process of allocating the purchase price and valuing the acquired assets and liabilities assumed.

The Company incurred acquisition-related costs of $0.7 million and $0.8 million, respectively, during the three and six months ended June 30, 2024, which is included in other operating and non-operating expenses, net in the consolidated statements of income and comprehensive income.

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

In accordance with the terms of the Merger Agreement, the closing of the acquisition occurred on October 3, 2024 (the “EDP Closing Date” or “EDP Closing”) for total consideration of $13.9 million, including a Promissory Note payable to parent company of EDP for $5.2 million. On April 22, 2025, the First Amendment to the Promissory Note was entered into, reducing the balance owed on the Promissory Note by $0.3 million. As the amendment was signed within a year of the acquisition date of September 30, 2024 and related to additional information about matters which existed as of the acquisition date, the Company accounted for the amendment as a measurement period adjustment. Please refer to the table below for the impact of the reduction. Additionally, refer to Note 8 - Long-Term Debt for further information regarding the Promissory Note.

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

The preliminary allocation of the purchase is as follows (in thousands):

	Preliminary September 30, 2024	Measurement Period Adjustments	As adjusted September 30, 2024
Assets acquired:
Cash	$79	—	$79
Accounts receivable	1,180	—	1,180
Accrued Revenue	271	—	271
Other current assets	42	—	42
Property, plant and equipment	3,176	—	3,176
Operating lease right-of-use asset	325	—	325
Deferred tax assets	883	(28)	855
Intangible assets	8,197	—	8,197
Total assets acquired	14,153	(28)	14,125
Liabilities assumed:
Accounts payable	428	—	428
Other current liabilities	876	—	876
Debt, noncurrent	138	—	138
Operating lease liabilities, less current portion	325	—	325
Deferred tax liabilities, net	2	1,908	1,910
Total liabilities assumed	1,769	1,908	3,677
Total identifiable net assets	12,384	(1,936)	10,448
Goodwill	1,516	1,670	3,186
Total net assets acquired and goodwill	$13,900	$(266)	$13,634

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

During the six months ended June 30, 2025, a measurement period adjustment was identified as it relates to the consideration transferred and the recognition of deferred tax assets and liabilities. The total measurement period adjustment was $1.7 million. The measurement period adjustment impacted the goodwill recognized on September 30, 2024. As of June 30, 2025, the Company is in the process of allocating the purchase price and valuing the acquired assets and liabilities assumed, specifically as it relates to applicable foreign tax positions.

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

The preliminary allocation of the purchase price is as follows (in thousands):

Assets acquired:
Cash	$559
Accounts receivable	3,670
Inventory	658
Other current assets	93
Property, plant and equipment	3,927
Operating lease right-of-use asset	919
Intangible assets	2,657
Total assets acquired	12,484
Liabilities assumed:
Accounts payable	1,090
Operating lease liabilities, current	226
Other current liabilities	1,965
Operating lease liabilities, less current portion	694
Deferred tax liabilities, net	71
Total liabilities assumed	4,045
Total identifiable net assets	8,439
Goodwill	2,335
Total net assets acquired and goodwill	$10,774

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

The Company incurred acquisition-related costs of $0.3 million and $0.5 million, respectively, during the three and six months ended June 30, 2025, which is included in other operating and non-operating expenses, net in the consolidated statements of income and comprehensive income.

The Company’s consolidated statements of income and comprehensive income for the three and six months ended June 30, 2025, include Titan’s revenues of $3.0 million and $5.6 million, respectively, and net income of $0.6 million and $0.7 million, respectively from the Titan Closing Date to June 30, 2025.

Supplemental Pro Forma Information (unaudited)

The unaudited supplemental pro forma financial results below for the three and six months ended June 30, 2025 and 2024, combine the consolidated results of the Company, SDPI and CTG, giving effect to the mergers as if they had been completed on January 1, 2024. The unaudited supplemental pro forma financial results to not give effect to the impact of the Titan or EDP Acquisition as these were not considered significant individually or in the aggregate. This unaudited supplemental pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2024, or any other date.

	Three months ended June 30,
(in thousands)	2025	2024
Pro forma revenue	$39,421	$36,468
Pro forma net loss	$(2,407)	$(1,103)

	Six months ended June 30,
(in thousands)	2025	2024
Pro forma revenue	$82,301	$79,476
Pro forma net loss	$(4,076)	$(1,234)

NOTE 4 – BALANCE SHEET DETAILS - CURRENT ASSETS AND CURRENT LIABILITIES

Inventories

The following table shows the components of inventory (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$13,368	$12,777
Work in progress	966	1,828
Finished goods	3,945	2,897
Total inventories	$18,279	$17,502

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses:
Deposits on inventory	$1,087	$551
Prepaid income tax	—	1,293
Prepaid insurance	1,479	957
Prepaid rent	427	449
Prepaid equipment	55	263
Other prepaid expenses	342	361
Other current assets:
Income tax receivable	855	—
Total	$4,245	$3,874

Accrued expenses and other current liabilities

The following table shows the components of accrued expenses and other current liabilities (in thousands):

	June 30, 2025	December 31, 2024
Accrued expenses:
Accrued compensation and related benefits	$4,291	$4,497
Accrued insurance	1,137	645
Accrued professional services	321	253
Accrued interest	478	416
Accrued property taxes	653	44
Accrued monitoring fees	373	373
Other	923	272
Other current liabilities:
Income tax payable	$669	$459
Sales tax payable	407	229
Deferred income	675	675
Total accrued expenses and other current liabilities	$9,927	$7,864

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

The following table shows the component of property, plant and equipment, net (in thousands):

	Estimated Useful Lives (in Years)	June 30, 2025	December 31, 2024
Rental tools and equipment	5-10	$213,878	$205,939
Buildings and improvements	5-40	7,383	7,074
Office furniture, fixtures and equipment	3-5	3,020	2,507
Transportation and equipment	3-5	708	714
Total property, plant and equipment		224,988	216,234
Less: accumulated deprecation		(148,780)	(142,203)
Property, plant and equipment, net (excluding construction in progress)		76,208	74,031
Construction in progress		3,102	1,540
Property, plant and equipment, net		$79,310	$75,571

Total depreciation expense for the three months ended June 30, 2025 and 2024 was approximately $6.2 million and $5.6 million, respectively. Total depreciation expense for the six months ended June 30, 2025 and 2024 was approximately $12.3 million and $10.9 million, respectively. The Company has not acquired any property, plant and equipment under capital leases.

NOTE 6 – INTANGIBLE ASSETS, NET

The following table shows the components of intangible assets, net (in thousands):

	June 30, 2025	December 31, 2024
Trade name	$4,048	$3,184
Developed technology	16,100	15,438
Customer relationships	24,313	21,081
Patents	13	11
Total intangible assets	44,474	39,714
Less: accumulated amortization	(3,808)	(2,482)
Intangible assets, net	$40,666	$37,232

The weighted-average remaining amortization period for trade names as of June 30, 2025 was 12.2 years. The weighted-average remaining amortization period for developed technology as of June 30, 2025 was 15.1 years. The weighted-average remaining amortization period for customer relationships as of June 30, 2025 was 19.9 years.The weighted-average remaining amortization period for patents as of June 30, 2025 was 12.9 years. Total amortization expense for the three months ended June 30, 2025 and 2024 was approximately $0.6 million and $0.1 million, respectively. Total amortization expense for the six months ended June 30, 2025 and 2024 was approximately $1.3 million and $0.1 million, respectively. Estimated future amortization expense for the next five years is as follows:

2026	$2,531
2027	$2,531
2028	$2,531
2029	$2,531
2030	$2,531
Thereafter	$28,011
Total	$40,666

NOTE 7 - GOODWILL

The change in carrying amount of goodwill for the six months ended June 30, 2025 was as follows (in thousands):

Total
Net balance as of December 31, 2024	$12,147
Additions due to business combinations	2,335
Measurement period adjustments	1,670
Impairments	(1,901)
Foreign currency translation	453
Net balance as of June 30, 2025	$14,704

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

We performed a goodwill impairment assessment immediately before and after our business reorganization. We concluded based on our pre-reorganization impairment test that goodwill was not impaired. As a result of the post-reorganization impairment test, we recognized a non-cash goodwill impairment loss of $1.9 million during the six months ended June 30, 2025, related to our Diamond Products and Deep Casing reporting units as the estimated fair values of the new reporting units was lower than the related carrying value.

NOTE 8 – LONG TERM DEBT

In December 2015, the Company entered into a credit facility with PNC Bank, National Association (the "Existing Credit Facility"). The facility provided for a revolving line of credit with a maximum borrowing amount totaling $60.0 million.

On March 15, 2024, the Company refinanced its revolving credit facility (the “Revolving Line of Credit”) by entering into a Second Amended and Restated Revolving Credit, Term Loan and Security and Guaranty Agreement (the “Credit Facility”) with certain of the Company’s subsidiaries and PNC Bank, National Association as lender and as agent. Pursuant to the terms of the Credit Facility, the Company will be provided a revolving line of credit in a principal amount up to $80.0 million and a single draw term loan (the "Term Loan") in a principal amount of $25.0 million. The line of credit and the Term Loan mature in March 2029. The Credit Facility amends and restates the Company’s Existing Credit Facility under that certain Amended and Restated Revolving Credit, Term Loan, and Security Agreement, dated as of June 20, 2023, by and among the Company, certain of its subsidiaries, and PNC Bank National Association. Additionally, the Company is required to make an annual payment of up to $5,000,000, to be determined based on the Excess Cash Flows generated each fiscal year commencing with the year ended December 31, 2024, as defined in the Credit Facility. Based on the calculation for Excess Cash Flows laid forth in the agreement, no payment was owed in April 2025.

For the six months ended June 30, 2025, the interest on the amount drawn on the Revolving Line of Credit and Term Loan and the outstanding Term Loan balance are based on the Secured Overnight Financing Rate ("SOFR") or the bank’s base lending rate plus applicable margin (approximately 6.78% and 8.30%, respectively, at June 30, 2025). The Credit Facility is collateralized by substantially all the assets of the Company.

As of June 30, 2025, there was $33.1 million drawn against the line of credit.

In connection with acquisition of EDP, the Company issued an unsecured Promissory Note to the former parent company of EDP, totaling $5.2 million. On April 22, 2025, the First Amendment to the note was signed, reducing the balance by $0.3 million. The note bears an interest rate of 8% per annum. The note matures in December 2029 and payments are made quarterly. The note is a foreign currency denominated monetary liability (issuance and payments are denominated Euro), and as such, is measured at the end of each reporting unit based on the exchange rate at that date. The remaining balance on the Promissory Note was $4.6 million as of June 30, 2025. For the three and six months ended June 30, 2025 and 2024, the Company recognized a loss of $0.4 million and $0.3 million, respectively, on the condensed consolidated statements of comprehensive income (loss).

As of June 30, 2025, the future maturities of long-term debt consisted of the following (in thousands):

2025	$2,965
2026	5,988
2027	6,069
2028	6,157
2029	35,737
Total long term debt	$56,916

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

The Default Rate Derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the Default Rate Derivative was negligible as of June 30, 2025 and December 31, 2024 and therefore no amounts were recorded as of June 30, 2025 or December 31, 2024.

NOTE 9 – INCOME TAXES

The Company recorded an income tax expense and benefit on the unaudited condensed consolidated statements of comprehensive income (loss) of $0.7 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. Additionally, the Company recorded income tax expense on the unaudited condensed consolidated statements of comprehensive income (loss) of $0.6 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively.

The income tax expense for the six months ended June 30, 2025 was calculated using a discrete approach. This methodology was used because changes in the Company's results of operations and acquisitions can materially impact the estimated annual effective tax rate. The Company’s effective tax rate for the six months ended June 30, 2025 and 2024 were provisions of 16.8% and 19.6%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to the state taxes, foreign income taxes on the Company’s international operations, and permanent differences.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. There was no change to the valuation allowance during the three and six months ended June 30, 2025 and 2024.

The Company is still evaluating the tax impact of the Titan Acquisition, including the impact of the transaction costs. Additionally, the Company continues to evaluate the deferred tax assets and liabilities and corresponding valuation allowance in connection with the Titan Acquisition.

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We do not believe it will have a material impact on our consolidated financial statements.

NOTE 10 – STOCK-BASED COMPENSATION

On June 20, 2023, the Company adopted the Drilling Tools International Corporation 2023 Omnibus Incentive Plan (the "2023 Plan"). The 2023 Plan became effective on the closing of the Merger. The 2023 Plan provides for the issuance of shares of Common Stock up to ten percent (10%) of the shares of outstanding Common Stock as of the closing of the Merger and automatically increases on the first trading day of each calendar year by the number of shares of Common Stock equal to three percent (3%) of the total number of outstanding Common Stock on the last day of the prior calendar year. The 2023 Plan allows for awards to be issued to employees, non-employee directors, and consultants in the form of options, stock appreciation rights, restricted shares, restricted stock units, performance based awards, other share-based awards, other cash-based awards, or a combination of the foregoing. As of June 30, 2025, there were 1,045,226 shares of Common Stock available for issuance under the 2023 Plan.

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

The following table summarizes our stock option activity for the six months ended June 30, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
OUTSTANDING, December 31, 2024	4,963,626	$3.50	6.46	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
OUTSTANDING, June 30, 2025	4,963,626	$3.50	5.48	$—
UNVESTED, June 30, 2025	1,656,666	$3.02	8.63	$—
EXERCISABLE, June 30, 2025	3,306,960	$2.93	3.90	$—

During the three months ended June 30, 2025 and 2024, the Company recognized $0.4 million and $0.4 million, respectively, of stock-based compensation expense related to stock options within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). During the six months ended June 30, 2025 and 2024, the Company recognized $0.8 million and $0.6 million, respectively, of stock-based compensation expense within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). As of June 30, 2025, total unrecognized compensation expense related to the stock options totaled $2.4 million. The unrecognized compensation expense will be recognized over the weighted average remaining vesting term of 1.6 years.

Restricted Stock Units

Restricted stock units ("RSUs") are granted to the members of the Board of Directors annually. Additionally, in February 2025, 909,321 RSUs were granted to key employees and officers. RSUs vest over a one to four year period with service and continued employment as the only vesting criteria. The recipient of the restricted stock award is entitled to all of the rights of a shareholder, except that the award is nontransferable during the vesting period. The fair value of the restricted stock award is established on the grant date and then expensed over the vesting period resulting in an increase in additional paid-in-capital.

The following table summarizes our stock option activity for the six months ended June 30, 2025:

	Shares	Weighted Average Exercise Price
UNVESTED, December 31, 2024	68,560	$3.23
Granted	1,052,451	3.16
Vested	(68,560)	3.23
Forfeited	—	—
UNVESTED, June 30, 2025	1,052,451	$3.16

During the three months ended June 30, 2025 and 2024, the Company recognized $0.3 million and $0.4 million, respectively, of stock- based compensation related to RSUs within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). During the six months ended June 30, 2025 and 2024, the Company recognized $0.4 million and $0.4 million, respectively, of stock based compensation related to RSUs within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). As of June 30, 2025, unrecognized compensation expense related to the RSUs totaled $3.0 million. The unrecognized compensation expense will be recognized over the weighted average remaining vesting term of 3.3 years.

NOTE 11 – OTHER OPERATING AND NON-OPERATING EXPENSES, NET

The following table shows the components of other operating and non-operating expenses, net for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30, 2025	Three months ended June 30, 2024
Transaction fees	215	2,019
Unrealized loss on foreign currency	421	—
Restructuring charges	629	—
Other, net	434	(24)
Software implementation	316	—
Interest income	(103)	(323)
Other operating and non-operating expesnes, net	$1,912	$1,672

The following table shows the components of other operating and non-operating expenses, net for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Transaction fees	$947	$2,909
Unrealized loss on foreign currency	586	—
Restructuring charges	998	—
Other, net	1,068	(35)
Software implementation	448	—
Interest income	(201)	(76)
Other operating and non-operating expesnes, net	$3,846	$2,798

NOTE 12 – RELATED PARTY TRANSACTIONS

Management fees

For the three months ended June 30, 2025 and 2024, management fees paid to Hicks Holdings Operating LLC ("HHLLC"), a shareholder of the Company, were approximately $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2025 and 2024, management fees paid to Hicks Holdings Operating LLC were approximately $0.4 million and $0.4 million, respectively. Management fees paid to a shareholder are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Director fees

Director fees for the three months ended June 30, 2025 and 2024, director fees paid to Board were approximately $0.1 million and $0.2 million, respectively. Director fees for the six months ended June 30, 2025 and 2024, director fees paid to Board members were approximately $0.2 million and $0.3 million, respectively. Director fees are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Related Party Note Receivable

On July 31, 2024 ("Closing Date"), the Company entered into the Sixth Amendment and Restated Promissory Note with Tronco Energy Corporation ("Tronco"), an entity owned by employees of the Company. Pursuant to the Sixth Amendment and Restated Promissory Note, Tronco will make payments to the Company of $1.3 million annually, commencing on the first anniversary of the Closing Date through the fifth anniversary of the Closing Date. Per the agreement, if the 20-day volume-weighted average price of DTI falls below $3.20 per share, the principal that otherwise would have been due shall be deferred and apportioned over the remaining payment dates under specified in the agreement. Any payments due and not received by the Company before the fifth date following the anniversary date will bear interest from the date of nonpayment until paid equal to 3%. In accordance with ASC 805, the receivable's fair value was measured at the present value of future cash flows upon the Closing Date. The carrying value of the note as of June 30, 2025 was $5.4 million.

NOTE 13 – LEASES

The Company leases various facilities and vehicles under noncancelable operating lease agreements. The remaining lease terms for our leases range from 1 month to 14 years. These leases often include options to extend the term of the lease which may be for periods of up to 5 years. When it is reasonably certain that the option will be exercised, the impact of the renewal term is included in the lease term for purposes of determining total future lease payments and measuring the ROU asset and lease liability. We apply the short-term lease policy election, which allows us to exclude from recognition leases with an original term of 12 months or less. We have not entered into any finance leases as of June 30, 2025.

For the three and six months ended June 30, 2025, the components of the Company’s lease expense were as follows (in thousands):

	Three months ended June 30, 2025	Three months ended June 30, 2024
Operating lease cost	$1,737	$1,588
Short-term lease cost	31	35
Variable lease cost	110	74
Total Lease Cost	$1,879	$1,697

	Six months ended June 30, 2025	Six months ended June 30, 2024
Operating lease cost	$3,476	$3,041
Short-term lease cost	63	70
Variable lease cost	219	162
Total Lease Cost	$3,758	$3,273

Supplemental balance sheet information related to leases was as follows (in thousands):

	Six months ended June 30, 2025	Six months ended June 30, 2024
Weighted-average remaining lease term (in years)	6.89	7.19
Weighted average discount rate	7.95%	7.35%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2025 were as follows (in thousands):

2025	$2,916
2026	5,499
2027	4,417
2028	3,695
2029	3,077
Thereafter	10,773
Total lease payments	$30,378
Less: imputed interest	(7,165)
Present value of lease liabilities	$23,213

The Company leases downhole drilling tools to companies in the oil and natural gas industry. Such leases are accounted for in accordance with ASC 842. For the three and six months ended June 30, 2025, tool rental revenue was approximately $32.8 million and $67.3 million, respectively. For the three and six months ended June 30, 2024, tool rental revenue was approximately $28.3 million and $58.3 million, respectively. Our lease contract periods are short-term in nature and are typically daily, monthly, per well, or footage based. Due to the short term nature of the contracts, no maturity table is presented.

NOTE 14 – EMPLOYEE BENEFITS

The Company sponsors various defined contribution savings plan, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The total expense for the three months ended June 30, 2025 and 2024 was approximately $0.3 million and $0.2 million, respectively. The total expense for the six months ended June 30, 2025 and 2024 was approximately $0.6 million and $0.4 million, respectively.

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

Management Fee

The Company is required to pay a monthly management fee to a shareholder. The fee is based upon a percentage of the Company’s trailing twelve months, earnings before interest, taxes and accumulated depreciation amount, as defined in the management agreement (refer to Note 12 – Related Parties Transactions).

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

The following table sets forth the computation of the Company’s basic and diluted net earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(2,407)	$365	$(4,076)	$3,492
Denominator
Weighted-average common shares used in computing earnings per share — basic	35,573,749	29,816,202	35,583,139	29,792,385
Weighted-average effect of potentially dilutive securities:
Effect of potentially dilutive time-based stock options	—	873,348	—	436,674
Effect of potentially dilutive performance-based stock options	—	164,132	—	82,066
Effect of potentially dilutive restricted stock units	—	19,754	—	9,877
Weighted-average common shares outstanding — diluted	35,573,749	30,873,436	35,583,139	30,321,002
Earnings (loss) per share — basic	$(0.07)	$0.01	$(0.11)	$0.12
Earnings (loss) per share — diluted	$(0.07)	$0.01	$(0.11)	$0.12

As of June 30, 2025, the Company’s potentially dilutive securities consisted of options to purchase common stock. Based on the amounts outstanding as of the three and six months ended June 30, 2025 and 2024, the Company excluded the following potential common shares from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Performance-based options outstanding	534,063	—	534,063	—
Time-based options outstanding	4,429,563	140,135	4,396,855	140,135
Time-based restricted stock units outstanding	1,052,451	—	1,052,451	—
Total	4,963,626	140,135	4,930,918	140,135

NOTE 17 - SEGMENT INFORMATION

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

The Company’s two operating segments derives revenues from customers by providing oilfield equipment and services to operators in wellbore construction and casing installation. The CODM assesses performance for each segment individually and decides how to allocate resources by using Segment EBITDA, which is defined as net income (loss); excluding interest income; interest expense; other operating and non-operating expense, net; income tax benefit (expense); depreciation and amortization; and unallocated corporate general and administrative expenses, including stock-option expense and monitoring fees. Additionally, the Company’s CODM total segment assets and capital expenditures by segment regularly in making operational decisions. The CODM uses these metrics in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis to forecast future performance, adjust the budget, and make decisions about the allocation of operating and capital resources to the segment.

Financial information by segment for the three months ended June 30, 2025 and 2024 is summarized below:

	For The Three Months Ended June 30, 2025
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	29,794	5,333	35,128
Product Sales	7,791	754	8,545
Total Revenue	37,585	6,087	43,672
Reconciliation of revenue
Elimination of intersegment revenue			(4,251)
Total Consolidated Revenue			39,421
Less:(1)
Cost of Tool Rental	7,520	2,255	9,775
Cost of Product Sales	3,921	451	4,371
Total Cost of Sales	11,441	2,706	14,146
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(4,251)
Total consolidated cost of revenue			9,895
Selling, general, administrative expenses	14,039	3,336	17,375
Segment income	12,106	45	12,151
Reconciliation of segment profit
Corporate expenses(2)			2,819
Depreciation and amortization			6,830
Stock option expense			642
Monitoring fees			188
Transaction expenses			215
Other expenses			3,118
Consolidated loss before taxes			(1,661)

	For The Three Months Ended June 30, 2024
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	29,952	569	30,521
Product Sales	5,604	3,613	9,217
Total Revenue	35,556	4,182	39,738
Reconciliation of revenue
Elimination of intersegment revenue			(2,205)
Total Consolidated Revenue			37,533
Less:(1)
Cost of Tool Rental	7,918	85	8,002
Cost of Product Sales	2,487	1,713	4,200
Total Cost of Sales	10,405	1,798	12,203
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(2,205)
Total consolidated cost of revenue			9,998
Selling, general, administrative expenses	13,653	1,472	15,125
Segment income	11,498	912	12,409
Reconciliation of segment profit
Corporate expenses(2)			3,450
Depreciation and amortization			5,681
Stock Option Expense			856
Monitoring fees			188
Transaction expenses			2,019
Other expenses			(67)
Consolidated income before taxes			283

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker

(2) Comprised primarily of expenses not allocated to our geographical segments.

Financial information by segment for the six months ended June 30, 2025 and 2024 is summarized below:

	For The Six Months Ended June 30, 2025
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	62,456	9,858	72,314
Product Sales	16,325	1,281	17,606
Total Revenue	78,781	11,139	89,920
Reconciliation of revenue
Elimination of intersegment revenue			(7,619)
Total Consolidated Revenue			82,301
Less:(1)
Cost of Tool Rental	15,910	4,206	20,116
Cost of Product Sales	7,671	973	8,644
Total Cost of Sales	23,581	5,179	28,760
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(7,619)
Total consolidated cost of revenue			21,141
Selling, general, administrative expenses	29,518	6,103	35,621
Segment income	25,682	(143)	25,539
Reconciliation of segment profit
Corporate expenses(2)			5,453
Depreciation and amortization			13,552
Stock Option Expense			1,183
Monitoring fees			375
Transaction expenses			947
Goodwill impairment			1,901
Other expenses			5,616
Consolidated loss before taxes			(3,489)

	For The Six Months Ended June 30, 2024
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	62,054	992	63,047
Product Sales	11,808	4,436	16,244
Total Revenue	73,863	5,429	79,291
Reconciliation of revenue
Elimination of intersegment revenue			(4,784)
Total Consolidated Revenue			74,507
Less:(1)
Cost of Tool Rental	17,442	141	17,583
Cost of Product Sales	3,602	2,134	5,737
Total Cost of Sales	21,044	2,275	23,320
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(4,784)
Total consolidated cost of revenue			18,535
Selling, general, administrative expenses	27,807	1,823	29,630
Segment income	25,011	1,330	26,342
Reconciliation of segment profit
Corporate expenses(2)			6,491
Depreciation and amortization			11,047
Stock Option Expense			1,064
Monitoring fees			375
Transaction expenses			2,909
Other expenses			110
Consolidated income before taxes			4,346

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker

(2) Comprised primarily of expenses not allocated to our geographical segments.

Additional financial information by operating segment as of June 30, 2025 and 2024 is summarized below:

	June 30,
	2025	2024
Capital Expenditures
Western Hemisphere	$9,964	$16,177
Eastern Hemisphere	2,630	135
Total capital expenditures	12,594	16,312
Segment Assets(1):
Western Hemisphere	$154,445	$135,324
Eastern Hemisphere	68,689	22,157
Total segment assets	223,134	157,481
Corporate and other(2)	7,145	9,392
Total assets	$230,279	$166,873

(1) The goodwill allocated to the four reporting units is included within their respective segment asset totals. The goodwill amount included in segment assets is net of impairment losses of $0.9 million and $1.0 million at the Western Hemisphere and Eastern Hemisphere segments, respectively. Refer to Note 7 - Goodwill for further details.

(2) Corporate assets consists of cash, related party notes receivables, and deferred financing costs.

NOTE 18 - SUPPLEMENTAL CASH FLOWS

Cash flows related to income taxes, interest, leases, inventory purchases and capital expenditures included in accounts payable, assumed liabilities acquired in a business combination and other non-cash investing and financing activities were as follows:

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$2,381	$660
Cash paid for income taxes	1,227	256
Non-cash investing and financing activities:
Measurement period adjustment related to EDP Acquisition	1,671	—
ROU assets obtained in exchange for lease liabilities	1,548	5,054
Fair value of CTG liabilities assumed in CTG Acquisition	—	3,162
Fair value of Titan liabilities assumed in Titan Acquisition	4,045	—
Non-cash consideration in Titan Acquisition	4,597	—
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	1,128	5,082
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	866	1,402
Net exercise of stock options	—	255
Shares witheld from exercise of stock options for payment of taxes	—	35
Deferred financing fees included in accounts payable	—	49

NOTE 19 – SHARE REPURCHASES

On May 13, 2025, the Company announced a share repurchase program allowing the Company to purchase common stock held by non-affiliates, not to exceed $10.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the SEC. The Board of Directors of the Company approved the plan to remain active until December 31, 2025.

During the three months ended June 30, 2025, the Company repurchased 202,611 shares of the Company’s Common Stock for an aggregate $0.6 million, net of fees on the open market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated. Capitalized terms used in this section, but not otherwise defined, have the meanings ascribed to them in the Report.

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

Our revenues are derived from two sources: tool rental and product sales. Tool rental revenues are derived from the rental of tools used in bottom hole assemblies (“BHA”), various wellbore optimization tools, and tubular goods for drilling, workover, and completion operations. Additionally, tool rental revenue consists of the repair and inspection of such tools. Product sale revenues are derived from the sale of target depth technologies, the manufacturing and repair of tools for external customers, and tool recovery revenue. During the three months ended June 30, 2025 and 2024, we derived 83% and 75% of total revenues from tool rentals and 17% and 25% from product sales, respectively. During the six months ended June 30, 2025 and 2024, we derived 82% and 78% from tool rentals and 18% and 22% from product sales, respectively.

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

All of these factors may be influenced by the oil and gas region in which our customers are operating. While these factors may lead to differing revenues, we have generally been able to forecast our product needs and anticipated revenue levels based on historic trends in a given region and product line.

Recent Developments and Trends

Industry Update

In the first half of 2025, the oil and gas market witnessed a dynamic interplay of geopolitical tensions, shifting demand dynamics, and evolving geopolitical and economic factors. U.S. oil production reached record highs, averaging 13.5 million barrels per day, driven by the Permian Basin and offshore developments. However, this surge in supply coincided with an increasing surplus in global oil supply over demand, leading to downward pressure on prices. Crude oil prices experienced declines, specially WTI, whose quarterly average decreased from $78.41 per barrel to $64.63 per barrel from the fourth quarter of 2024 to the second quarter of 2025. Despite the high volatility in spot oil prices described above, our customers tend to be more focused on medium-term and long term commodity prices when making investment decisions due to the longer lead times for offshore projects.

In the first half of 2025, U.S. natural gas prices experienced a notable rebound following the record lows of 2024. The Henry Hub spot price averaged approximately $3.19 per million British thermal units (MMBtu) during the first quarter, or a 30% increase compared to the fourth quarter of 2024, reflecting seasonal increases due to heightened heating demand during colder-than-average weather in January. This uptick in demand is expected to outpace any expected growth in U.S. production, leading to a tightening of inventories and supporting higher prices through the remainder of 2025

Notwithstanding the significant commodity price volatility over the past several years, we have seen decreases both the Western and Eastern Hemisphere. During the three and six months ended June 30, 2025, the weekly average Western Hemisphere rig count, as reported by Baker Hughes was 832 and 881 rigs, respectively, compared to 897 and 946 rigs for the three and six months ended June 30, 2024. Additionally, during the three and six months ended June 30, 2025, the weekly average Eastern Hemisphere rig count, as reported by Baker Hughes was 714 and 719 rigs, respectively, compared to 764 and 760 rigs for the three and six months ended June 30, 2024. However, notwithstanding the impact of longer laterals, improved rig efficiencies have partially offset the impact of this reduction.

Inflation and Increased Costs

We are experiencing the impacts of global inflation, both in increased personnel costs and the prices of goods and services required to operate our rigs and execute capital projects. While we are currently unable to estimate the ultimate impact of rising prices, we do expect that our costs will continue to rise in the near term and will impact our profitability.

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue, net:
Western Hemisphere	$37,585	$35,556	$2,029	6%
Eastern Hemisphere	6,087	4,182	1,905	46%
Intersegment Revenue	(4,251)	(2,205)	(2,047)	nm
Total revenue, net	39,421	37,533	1,888	5%
Segment income/(loss)
Western Hemisphere	12,106	11,498	608	nm
Eastern Hemisphere	45	912	(867)	-95%
Total segment income/(loss)	12,151	12,409	(258)	nm
Costs and other deductions:
Corporate and other expenses[1]	3,649	4,494	(845)	-19%
Depreciation and amortization expense	6,830	5,681	1,149	20%
Interest expense, net	1,336	811	525	65%
Gain (loss) on asset disposal	85	(51)	136	nm
Unrealized gain (loss) on equity securities	—	(480)	480	nm
Goodwill impairment	—	—	—	nm
Other operating and non-operating costs, net	1,912	1,671	241	14%
Total costs and other deductions	13,812	12,126	1,686	14%
Income before income taxes	(1,661)	283	(1,945)	-686%
Income tax benefit (expense)	(746)	82	(828)	nm
Net income (loss)	$(2,407)	$365	(2,773)	-759%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue, net:
Western Hemisphere	$78,781	$73,863	$4,918	7%
Eastern Hemisphere	11,139	5,429	5,710	105%
Intersegment Revenue	(7,619)	(4,784)	(2,835)	nm
Total revenue, net	82,301	74,507	7,794	10%
Segment income/(loss)
Western Hemisphere	25,682	25,011	671	nm
Eastern Hemisphere	(143)	1,330	(1,473)	-111%
Total segment income	25,539	26,342	(803)	-3%
Costs and other deductions:
Corporate and other expenses[1]	7,012	7,930	(918)	-12%
Depreciation and amortization expense	13,552	11,047	2,505	23%
Interest expense, net	2,645	992	1,653	167%
Gain (loss) on asset disposal	72	(42)	114	nm
Unrealized gain (loss) on equity securities	—	(729)	729	nm
Goodwill impairment	1,901	—	1,901	nm
Other operating and non-operating costs, net	3,846	2,798	1,048	37%
Total costs and other deductions	29,028	21,996	7,032	32%
Income before income taxes	(3,489)	4,346	(7,835)	-180%
Income tax benefit (expense)	(587)	(854)	267	nm
Net income (loss)	$(4,076)	$3,492	(7,568)	-217%

(1) Corporate and other includes stock compensation expense, monitoring expenses, and unallocated corporate expenses.

Comparison of the Three Months Ended June 30, 2025 and 2024

nm = not meaningful

Western Hemisphere

Western Hemisphere revenue was $37.6 million for the three months ended June 30, 2025, a increase of $2.0 million, or 6%, compared to the three months ended June 30, 2024. The increase in revenues was driven by the addition of our Diamond Products Division ("DPD") in August of 2024. The increase in Western Hemisphere segment income was insignificant despite the increase in revenue due to increases in personnel related costs.

Eastern Hemisphere

Eastern Hemisphere revenue was $6.1 million for the three months ended June 30, 2025, a increase of $1.9 million, or 46% compared to the three months ended June 30, 2024. The increase in revenues was driven by the recent acquisitions of tool rental businesses located within the Eastern Hemisphere. Eastern Hemisphere segment income was $45.3 thousand, a decrease of $0.9 million, or 95%, compared to three months ended June 30, 2024. The decrease was driven by increased headcount as a result of the acquisitions and an activity decline seen in the Middle Eastern market.

Corporate and other expenses

Corporate and other expenses was $3.6 million for the three months ended June 30, 2025, an decrease of $0.8 million, or 19%, compared to the three months ended June 30, 2025 and 2024. The decrease was primarily driven by the reallocation of certain corporate expenses as a result of the recent segment reorganization in January of 2025.

Depreciation and amortization expense

Depreciation and amortization expenses was $6.8 million for the three months ended June 30, 2025, an increase of $1.1 million, or 20%, compared to the three months ended June 30, 2025 and 2024. The increase corresponds with the increasing property, plant, and equipment and intangible asset balances as a result of acquisitions and capital expenditures.

Interest Expense, net

Interest expense, net was $1.3 million for the three months ended June 30, 2025, an increase of $0.5 million, or 65%, compared to the three months ended June 30, 2025 and 2024. The increase was primarily a result of interest on the term loan, entered into in March 2024, interest on amounts drawn on the credit facility, and interest on the promissory note, entered into in September 2024.

Other operating and non-operating expense, net

Other operating and non-operating expense, net was $1.9 million for the three months ended June 30, 2025, an increase of $0.2 million, or 14%, compared to the three months ended June 30, 2025 and 2024. The increase was primarily a result expenses incurred during the second quarter of 2025 related to software implementation costs and restructuring charges.

Comparison of the Six Months Ended June 30, 2025 and 2024

Western Hemisphere

Western Hemisphere revenue was $78.8 million for the six months ended June 30, 2025, an increase of $4.9 million, or 7%, compared to the six months ended June 30, 2024. The increase in revenues was driven by the addition of our Diamond Products Division ("DPD") in August of 2024. The increase in Western Hemisphere segment income was insignificant despite the increase in revenue due to increases in personnel related costs.

Eastern Hemisphere

Eastern Hemisphere revenue was $11.1 million for the six months ended June 30, 2025, an increase of $5.7 million, or 105% compared to the six months ended June 30, 2024. The increase in revenues was driven by the recent acquisitions of tool rental businesses located within the Eastern Hemisphere. Eastern Hemisphere segment loss was $0.1 million, a decrease of $1.5 million, or 111%, compared to six months ended June 30, 2024. The decrease was driven by increased headcount as a result of the acquisitions and an activity decline seen in the Middle Eastern market.

Corporate and other expenses

Corporate and other expenses was $7.0 million for the six months ended June 30, 2025, a decrease of $0.9 million, or 12%, compared to the six months ended June 30, 2024. The decrease was primarily driven by the reallocation of certain corporate expenses as a result of the recent segment reorganization in January of 2025.

Deprecation and amortization expenses

Deprecation and amortization expenses was $13.5 million for the six months ended June 30, 2025, an increase of $2.5 million, or 23%, compared to the six months ended June 30, 2024. The increase corresponds with the increasing property, plant, and equipment and intangible asset balances as a result of acquisitions and capital expenditures.

Interest Expense, net

Interest expense, net was $2.6 million for the six months ended June 30, 2025, an increase of $1.7 million, or 167%, compared to the six months ended June 30, 2024. The increase was primarily a result of interest on the term loan, entered into in March 2024, interest on amounts drawn on the credit facility, and interest on the promissory note, entered into in September 2024.

Other operating and non-operating expense, net

Other operating and non-operating expense, net was $3.8 million for the six months ended June 30, 2025, an increase of $1.1 million, or 37%, compared to the six months ended June 30, 2024. The increase was primarily a result expenses incurred during the first six months of 2025 related to software implementation costs and restructuring charges.

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

We use the non-GAAP financial measure Adjusted EBITDA, which is defined as net income (loss); excluding interest income; interest expense; other operating and non-operating expense, net, net; income tax benefit (expense); depreciation and amortization; and certain other non-cash or non-recurring items impacting net income (loss) from time to time. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA.

This non-GAAP financial measure should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of this non-GAAP financial measures compared to the closest comparable U.S.GAAP measure. Some of these limitations are that:

•
Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of fixed assets and amortization of acquired intangible assets and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;
•
Adjusted EBITDA excludes income tax benefit (expense).

The following tables present a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended June 30, 2025 and 2024 (non-recurring transaction expenses recorded to other (income) expense are presented separately within Adjusted EBITDA):

	Three Months Ended June 30,
(In thousands)	2025	2024
Net income (loss)	$(2,407)	$365
Add (deduct):
Income tax expense (benefit)	746	(82)
Depreciation and amortization	6,830	5,681
Interest expense, net	1,336	811
Stock option expense	642	855
Management fees	188	187
Loss (gain) on sale of property	85	(51)
Loss (gain) on remeasurement of previously held equity interest	—	(480)
Goodwill impairment	—	—
Transaction expense	215	2,020
Other operating and non-operating costs, net	1,697	(341)
Adjusted EBITDA	$9,332	$8,965

	Six Months Ended June 30,
(In thousands)	2025	2024
Net income (loss)	$(4,076)	$3,492
Add (deduct):
Income tax expense (benefit)	587	854
Depreciation and amortization	13,552	11,047
Interest expense, net	2,645	992
Stock option expense	1,183	1,064
Management fees	375	375
Loss (gain) on sale of property	71	(42)
Loss (gain) on remeasurement of previously held equity interest	—	(729)
Goodwill impairment	1,901	—
Transaction expense	947	2,909
Other operating and non-operating costs, net	2,900	(104)
Adjusted EBITDA	$20,085	$19,858

Liquidity and Capital Resources

At June 30, 2025, we had $1.1 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under the Credit Facility Agreement. We may use additional cash generated to execute strategic acquisitions or for general corporate purposes. We believe that our existing cash on hand, cash generated from operations and available borrowings under the Credit Facility Agreement will be sufficient for at least the next 12 months to meet working capital requirements and anticipated capital expenditures.

Credit Facility Agreement

Reference is made to the disclosure set forth under the heading “Revolving Credit Facility” in Note 8 – Long Term Debt, of the notes to Interim Financial Statements.

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

Contractual Obligations and Commitments

Our material contractual obligations arise from leases of facilities and vehicles under noncancelable operating leases agreements. See Note 15 - Commitments and Contingencies, of the notes to the Interim Financial Statements.

Tax Obligations

We currently have available federal net operating loss carryforwards to offset our federal taxable income, and we expect that these carryforwards will substantially reduce our cash tax payments over the next several years. If we forfeit these carryforwards for any reason or deplete them faster than anticipated, our cash tax obligations could increase substantially. For additional information, see Note 9 - Income Taxes, of the notes to the Interim Condensed Consolidated Financial Statements.

Cash Flows

The following table sets forth our cash flows for the period indicated:

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$4,626	$4,391
Investing activities	(12,141)	(26,728)
Financing activities	2,448	23,495
Effect of changes in foreign exchange rate	27	(377)
Net increase (decrease) in cash and cash equivalents	$(5,040)	$781

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 was $4.6 million, the driver being a net loss of $4.0 million and a decrease in net working capital of $4.8 million offset by non-cash adjustments of $13.5 million. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report entitled “Risk Factors.”

Net cash provided by operating activities for the six months ended June 30, 2024 was $4.4 million, the driver being net income of $3.5 million, including non-cash charges of $8.6 million, offset by a decrease in net working capital of $7.7 million.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $12.1 million resulting from purchases of property, plant, and equipment of $12.6 million, purchases of intangible assets of $1.1 million, and the acquisition of Titan for $5.6 million, partially offset by proceeds from rental tool recovery sales of $7.1 million.

Net cash used in investing activities for the six months ended June 30, 2024 was $26.7 million, resulting from purchases of property, plant, and equipment of $16.3 million and the acquisition of Deep Casing Tools for $18.2 million were partially offset by proceeds from rental tool recovery sales of $7.8 million.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $2.4 million, resulting from net debt increases of $3.1 million offset by purchases of treasury stock of $0.6 million.

Net cash provided by financing activities for the six months ended June 30, 2024 was $23.5 million, resulting from net debt increases of $24.2 million offset by the payment of debt issuance costs of $0.7 million.

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

Recently Issued and Adopted Accounting Standards

A discussion of recent accounting pronouncements is included in Note 1 – Summary of Significant Accounting Policies, of the notes to the Interim Condensed Consolidated Financial Statements included elsewhere in this report.

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

Concentration risk

A discussion of concentration risk is included in 1 – Summary of Significant Accounting Policies, of the notes to the Interim Condensed Consolidated Financial Statements included elsewhere in this report.

Foreign currency risk

Our customers are primarily located in the United States, Canada, and across the Eastern Hemisphere. Therefore, foreign exchange risk exposures arise from transactions denominated in currencies other than the United States dollar, which is our functional and reporting currency. To date, a majority of our sales have been denominated in United States and Canadian dollars. As we expand our presence in international markets, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements to minimize the impact of these fluctuations in the exchange rates. We will periodically reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, the Company’s disclosure controls and procedures were deemed ineffective by management, including the Chief Executive Officer and Chief Financial Officer. This conclusion stems from the continued presence of a material weakness in internal control over financial reporting, originally identified during the audits of the 2022 and 2023 financial statements. Despite ongoing remediation efforts and improvements made throughout 2024 and 2025, the Company has not fully addressed all prior audit findings and therefore cannot rely on its disclosure controls as of the reporting date.

The material weakness relates to ineffective monitoring activities to assess the operation of internal control over financial reporting. While progress has been made, such as implementing a control testing plan based on applicable reporting frameworks, further improvements are needed. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

On March 15, 2024, we acquired Deep Casing Tools. As the acquisition date has exceeded one year, we are now required to assess internal controls over financial reporting. Additionally, on January 2, 2025, we completed the acquisition of Titan Tools. We are permitted to omit an assessment of an acquired business' internal control over financial reporting from our assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we have excluded the internal control over financial reporting of Titan Tools from management's assessment of internal control over financial reporting as of June 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 13, 2025, the Company announced a share repurchase program allowing the Company to purchase common stock held by non-affiliates, not to exceed $10.0 million in aggregate value. We remain authorized to purchase 9.4 million shares of common shares under this repurchase program.

Shares repurchased during the three months ended June 30, 2025 were as follows:

Three Months Ended June 30, 2025	Total number of shares of Common Stock Purchases	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases[1]	Number of remaining shares authorized for purchase
April 1, 2025 - April 30, 2025	—	—	—	10,000,000
May 1, 2025 - May 31, 2025	61,528	2.60	160,120	9,839,880
June 1, 2025 - June 30, 2025	141,083	3.17	447,541	9,392,339
Total	202,611	$3.00	$607,661	9,392,339

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended June 30, 2025, Michael Domino, President, Directional Tool Rentals Division adopted a pre-arranged stock trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The trading plans is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and allow for the sale of a specified number of shares of the Company’s common stock over a designated period of time, subject to certain price, timing, and volume conditions.

The plans was adopted during an open trading window in accordance with the Company’s insider trading policy and are further described below:

Name/Title	Date	Type of Arrangement	Nature of Arrangement	Duration	Aggregate number of shares
Michael Domino, President - Directional Tool Rentals Division	5/16/2025	Rule 10b5-1 Trading Plan	Sale of Common Stock	15 months	125,000

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Drilling Tools International Corporation

Date: August 14, 2025	By:	/s/ David R. Johnson
David R. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)