Form 10-Q
period 2025-09-30
Drilling Tools International Corp
filed 2025-11-07
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of November 7, 2025, the registrant had 35,198,778 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(In thousands, except share data)	2025	2024

ASSETS
Current assets
Cash	$4,373	$6,185
Accounts receivable, net	37,643	39,606
Related party note receivable, current	909	909
Inventories	18,142	17,502
Prepaid expenses and other current assets	3,643	3,874
Total current assets	64,710	68,076
Property, plant and equipment, net	76,098	75,571
Operating lease right-of-use asset	25,954	22,718
Intangible assets, net	40,105	37,232
Goodwill, net	14,615	12,147
Deferred financing costs, net	555	817
Related party note receivable, less current portion	4,379	4,262
Deposits and other long-term assets	981	1,608
Total assets	$227,397	$222,431
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,260	$11,983
Accrued expenses and other current liabilities	11,221	7,864
Current portion of operating lease liabilities	4,305	4,121
Current maturities of long-term debt	5,970	6,995
Total current liabilities	31,756	30,963
Operating lease liabilities, less current portion	22,154	18,765
Revolving line of credit	29,000	27,142
Long-term debt, less current portion	16,333	19,676
Deferred tax liabilities, net	7,034	5,926
Total liabilities	106,277	102,472
Commitments and contingencies (See Note 15)
Shareholders' equity
Common stock, $0.0001 par value, shares authorized 500,000,000 as of September 30, 2025 and December 31, 2024, 35,661,297 issued and outstanding as of September 30, 2025 and 34,704,696 shares issued and outstanding as of December 31, 2024	4	3
Less: Treasury stock at cost, 462,519 and 0 shares as of September 30, 2025 and December 31, 2024, respectively	(1,152)	—
Additional paid-in-capital	130,157	125,415
Accumulated deficit	(8,559)	(3,582)
Accumulated other comprehensive income (loss)	659	(1,877)
Total Drilling Tools International stockholder's equity	121,109	119,959
Non-controlling interest	11	—
Total equity	121,120	119,959
Total liabilities and shareholders' equity	$227,397	$222,431

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenue, net:
Tool rental	$31,859	$28,116	$99,148	$86,410
Product sale	6,958	11,977	21,970	28,190
Total revenue, net	38,817	40,093	121,118	114,600
Costs and other deductions:
Cost of tool rental revenue	7,086	4,076	22,176	17,558
Cost of product sale revenue	3,027	5,726	9,078	10,779
Selling, general, and administrative expense	20,414	19,855	63,046	57,415
Depreciation and amortization expense	6,834	6,185	20,386	17,232
Interest expense, net	1,336	1,038	3,981	2,030
Loss (gain) on asset disposal	(1)	(19)	70	(61)
Loss (gain) on remeasurement of previously held equity interest	—	361	—	(368)
Goodwill impairment	—	—	1,901	—
Other operating and non-operating expense, net	588	2,443	4,434	5,241
Total costs and other deductions	39,284	39,665	125,072	109,826
Income (loss) before income tax expense	(467)	428	(3,954)	4,774
Income tax benefit (expense)	(437)	439	(1,024)	(415)
Net income (loss)	$(904)	$867	$(4,978)	$4,359
Less: Net income (loss) attributable to non-controlling interest	$(1)	$—	$(1)	$—
Net income (loss) attributable to Drilling Tools International stockholders	$(903)	$867	$(4,977)	$4,359
Basic earnings (loss) per share	$(0.03)	$0.03	$(0.14)	$0.14
Diluted earnings (loss) per share	$(0.03)	$0.03	$(0.14)	$0.14
Basic weighted-average common shares outstanding	35,386,122	33,072,097	35,516,692	30,893,602
Diluted weighted-average common shares outstanding	35,386,122	33,547,056	35,516,692	31,404,333
Comprehensive income (loss):
Net income (loss)	$(904)	$867	$(4,978)	$4,359
Foreign currency translation adjustment, net of tax	(605)	1,163	2,536	754
Net loss attributable to non-controlling interest	(1)	—	(1)	—
Net comprehensive income (loss)	$(1,510)	$2,030	$(2,443)	$5,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Drilling Tools International Stockholders' Equity	Non-controlling Interest	Total Shareholders' Equity
BALANCE, December 31, 2024	34,704,696	$3	—	$—	$125,415	$(3,582)	$(1,877)	$119,959	$—	$119,959
Stock-based compensation	—	—	—	—	541	—	—	541	—	541
Issuance of common stock related to business combination	888,041	1	—	—	2,922	—		2,923	—	2,923
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	942	942	—	942
Net loss	—	—	—	—	—	(1,669)	—	(1,669)	—	(1,669)
BALANCE, March 31, 2025	35,592,737	$4	—	$—	$128,878	$(5,251)	$(935)	$122,696	$—	$122,696
Stock-based compensation	—	—	—	—	642	—	—	642	—	642
Purchase of treasury stock	—	—	202,611	(608)	—	—	—	(608)	—	(608)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	2,199	2,199	—	2,199
Shares issued due to vesting of restricted stock units	68,560	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,406)	—	(2,406)	—	(2,406)
BALANCE, June 30, 2025	35,661,297	$4	202,611	$(608)	$129,520	$(7,656)	$1,264	$122,523	$—	$122,524
Stock-based compensation	—	—	—	—	651	—	—	651	—	651
Forfeiture of restricted stock units	—	—	—	—	(14)	—	—	(14)	—	(14)
Purchase of treasury stock	—	—	259,908	(544)	—	—	—	(544)	—	(544)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(605)	(605)	—	(605)
Initial recognition of non-controlling interest	—	—	—	—	—	—	—	—	12	12
Net loss	—	—	—	—	—	(903)	—	(903)	(1)	(904)
BALANCE, September 30, 2025	35,661,297	$4	462,519	$(1,152)	$130,157	$(8,559)	$659	$121,109	$11	$121,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock
(In thousands, except share and per share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (loss)	Total Shareholders' Equity
BALANCE, December 31, 2023	29,768,568	$3	$95,218	$(6,306)		$(225)	$88,690
Stock-based compensation	—	—	208	—		—	208
Foreign currency translation adjustment, net of tax	—	—	—	—		(511)	(511)
Net income	—	—	—	3,126		—	3,126
BALANCE, March 31, 2024	29,768,568	$3	$95,426	$(3,180)		$(736)	$91,513
Stock-based compensation	—	—	413	—		—	413
Exercise of stock options	16,556	—	255	(290)		—	(35)
Shares issued due to vesting of restricted stock units	17,440	—	442	—		—	442
Foreign currency translation adjustment, net of tax	—	—	—	—		102	102
Net income	—	—	—	365		—	365
BALANCE, June 30, 2024	29,802,564	$3	$96,536	$(3,105)		$(634)	$92,800
Issuance of Common Stock related to business combination	4,845,132	—	27,714	—		—	27,714
Accelerated vesting of substitute stock options	—	—	138	—		—	138
Stock-based compensation	—	—	508	—		—	508
Foreign currency translation adjustment, net of tax	—	—	—	—		1,163	1,163
Net income	—	—	—	867	—		867
BALANCE, September 30, 2024	34,647,696	$3	$124,896	$(2,238)		$529	$123,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(4,978)	$4,359
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,386	17,232
Amortization of deferred financing costs	261	226
Non-cash lease expense	4,014	3,620
Unrealized loss on currency translation	740	—
Write off of excess and obsolete inventory	718	—
Write off of excess and obsolete property and equipment	251	286
Provision (recovery) for credit losses	619	42
Deferred tax expense	(893)	(1,301)
Loss (gain) on sale of property	70	(45)
Unrealized loss (gain) on equity securities	—	(368)
Realized loss on equity securities	—	12
Gain on sale of lost-in-hole equipment	(8,380)	(7,348)
Stock-based compensation expense	1,820	1,572
Interest income on related party note receivable	(117)	—
Goodwill impairment	1,901	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,018	2,086
Prepaid expenses and other current assets	1,629	(633)
Inventories	358	(2,883)
Operating lease liabilities	(3,854)	(3,416)
Accounts payable	(4,592)	(2,802)
Accrued expenses and other current liabilities	617	(916)
Net cash flows from operating activities	14,588	9,723
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(5,622)	(38,670)
Proceeds from sale of equity securities	—	1,244
Purchase of intangible assets	(1,430)	—
Proceeds from sale of property, plant, and equipment	35	77
Purchase of property, plant, and equipment	(16,136)	(19,678)
Proceeds from sale of lost-in-hole equipment	10,408	10,895
Net cash flows from investing activities	(12,745)	(46,132)
Cash flows from financing activities:
Investment from non-controlling interest into VIE	12	—
Payment of deferred financing costs	—	(721)
Purchase of treasury stock	(1,152)	—
Proceeds from term loan	—	25,000
Repayment of term loan	(3,750)	(2,083)
Repayment of promissory note	(673)	—
Proceeds from revolving line of credit	42,752	30,062
Repayment on revolving line of credit	(40,894)	(8,898)
Net cash flows from financing activities	(3,705)	43,360
Effect of changes in foreign exchange rates	50	(993)
Net change in cash	(1,812)	5,958
Cash at beginning of period	6,185	6,003
Cash at end of period	$4,373	$11,961

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

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with U.S. GAAP and, in the opinion of the Company, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025, and its results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The condensed consolidated balance sheet at December 31, 2024, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

During the nine months ended September 30, 2025, the Company changed the presentation of its interim condensed consolidated statements of comprehensive income (loss) from a two-step format to a one-step format. Under the previous two-step format, operating income was presented as a subtotal. Under the new one-step format, all revenues are presented, followed by all expenses and losses, including income taxes, without the presentation of intermediate subtotals such as operating income. This change was made to simplify the presentation and enhance comparability with peer companies that use a similar format. The prior period’s income statement has been revised to conform to the current year’s presentation. This change in format does not affect the recognition, measurement, or classification of individual line items and has no impact on net income or other key financial metrics.

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

Contract Assets and Contract Liabilities

Contract assets represent the Company’s rights to consideration for work completed but not billed. Contract assets were recorded in accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets. The changes in contract assets for the year ended December 31, 2024 and nine months ended September 30, 2025 were as follows (in thousands):

Balance at December 31, 2023	$4,157
Revenue recognized from contract assets	55,937
Conversion of contract assets into accounts receivable	(54,522)
Balance at December 31, 2024	5,572
Revenue recognized from contract assets	64,067
Conversion of contract assets into accounts receivable	(63,140)
Balance at September 30, 2025	6,499

Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of September 30, 2025, December 31, 2024 and December 31, 2023, the Company did not have any contract liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

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

The changes in the allowance for credit losses for the year ended December 31, 2024 and the nine months ended September 30, 2025 were as follows (in thousands):

Balance at December 31, 2023	$(1,458)
Provisions for expected credit losses	(439)
Utilization of allowances for credit losses	207
Balance at December 31, 2024	$(1,690)
Provisions for expected credit losses	(638)
Foreign Currency Adjustments	(139)
Utilization of allowances for credit losses	-
Balance at September 30, 2025	$(2,467)

Concentration of Credit Risk

The Company’s customer concentration may impact its overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.

During the three months ended September 30, 2025 and 2024, the Company generated approximately 27% and 25%, respectively, of its revenue from 2 customers. During the nine months ended September 30, 2025 and 2024, the Company generated approximately 27% and 27%, respectively, of its revenue from two customers. Amounts due from these customers included in accounts receivable at September 30, 2025 and December 31, 2024 were approximately $4.4 million and $5.4 million, respectively.

During the three and nine months ended September 30, 2025, the Company did not have any vendors that represented over 10% of total purchases. Additionally, during the three and nine months ended September 30, 2024, the Company had 2 vendors that made up 25% of total purchases.

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

For the nine months ended September 30, 2025 and 2024, management determined that there were no triggering events necessitating impairment testing of property, plant and equipment, net. The segment realignment that occurred on January 1, 2025, did trigger a goodwill impairment test as required. Please refer to Note 7 - Goodwill for discussion around segment realignment and the Company's impairment analysis during the nine months ended September 30, 2025.

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

Lessor Accounting

Our leased equipment primarily consists of rental tools and equipment. Our agreements with our customers for rental equipment contain an operating lease component under ASC 842 because (i) there are identified assets, (ii) the customer has the right to obtain substantially all the economic benefits from the use of the identified asset throughout the period of use and (iii) the customer directs the use of the identified assets throughout the period of use.

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

Goodwill

Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. We evaluate Goodwill at least annually for impairment. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. To align with our change in reporting segments and reporting units referenced in Note 7 – Goodwill, the Company has changed its annual goodwill impairment assessment date from December 31 to October 31 starting in 2025. This change will not have a material impact on the annual assessment. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or we elect not to perform a qualitative assessment, the quantitative assessment of goodwill test is performed. The goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is necessary to perform the quantitative assessment to determine if our goodwill is impaired, we will utilize a discounted cash flow analysis using management’s projections that are subject to various risks and uncertainties of revenues, expenses and cash flows as well as assumptions regarding discount rates, terminal value and control premiums. Estimates of future cash flows and fair value are highly subjective and inherently imprecise. These estimates can change materially from period to period based on many factors. Accordingly, if conditions change in the future, we may record impairment losses, which could be material to any particular reporting period. Refer to Note 7 - Goodwill for discussion around segment realignment and the Company's impairment analysis during the nine months ended September 30, 2025.

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

As of September 30, 2025 and December 31, 2024, the Company did not have any Level 1, 2 or 3 assets or liabilities measured on a recurring basis.

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

Non-controlling Interest

When the Company holds an equity method investment in a Variable Interest Entity ("VIE") and is determined to be the primary beneficiary, the VIE is consolidated in accordance with ASC 810, Consolidation. Upon consolidation, any equity interests in the VIE not held by the Company are presented as non-controlling interests in the unaudited condensed consolidated financial statements. The non-controlling interest represents the portion of the VIE’s net assets and net income attributable to other equity holders. The Company reassesses its status as the primary beneficiary of the VIE on an ongoing basis and adjusts the non-controlling interest accordingly. Changes in ownership interests that do not result in a loss of control are accounted for as equity transactions.

Earnings Per Share

Basic earnings per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings are computed by dividing the diluted net income (loss) by the weighted-average number of common shares outstanding for the period, including potential dilutive common stock. For the purposes of this calculation, outstanding stock options are considered potential dilutive common stock and are excluded from the computation of net loss per share if their effect is anti-dilutive.

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

Each uncertain tax position is assessed using a two-step process. A determination is first made whether it is more likely than not that the income tax position will be sustained, based upon technical merits and upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the unaudited condensed consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. The Company has no uncertain tax positions at September 30, 2025 and December 31, 2024. The Company believes there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024.

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

Recent Accounting Pronouncements

In November 2023, FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures of significant segment expenses and information used in assessing segment performance on an annual and interim basis. The guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the guidance and all existing segment disclosures under the FASB Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. This standard was effective for the Company’s annual period beginning January 1, 2024, and is effective for the Company's interim periods beginning January 1, 2025. The Company applied the standard retrospectively to all comparative periods. Refer to Note 17 - Segment Information for the required segment disclosures.

In December 2023, FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the effects of adopting this new accounting guidance on its disclosures but does not currently expect adoption will have a material impact on the Company’s consolidated financial statements. The new disclosure requirements will be effective for the 2025 annual report.

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement, qualitative descriptions for expense captions not specifically disaggregated quantitatively, and the total amount and definition of selling expenses for interim and annual reporting periods. This standard is effective for the Company’s annual reporting period beginning January 1, 2027, and interim reporting periods beginning January 1, 2028. Early adoption is permitted. The Company is currently evaluating the effects of adopting this new accounting guidance.

NOTE 2 – VARIABLE INTEREST ENTITY AND JOINT VENTURE ARRANGEMENT

On May 22, 2025, Drilling Tools International, Inc. (“DTI” or the “Company”), through its wholly owned subsidiary DTI Canada 1, LLC, entered into a Joint Venture and Shareholders’ Agreement with Upstream Energy SDN. BHD. (“Upstream Energy”), a Malaysian entity, to form Drilling Tools International SDN. BHD. (“DTI Malaysia”), a Malaysian corporation. The purpose of DTI Malaysia is to expand the Company’s geographic footprint to serve a broader customer base in the Asia-Pacific market.

Under the terms of the agreement, the Company contributed $11.6 thousand and Upstream Energy contributed $12.1 thousand to the initial share capital of $23.7 thousand, resulting in ownership interests of 49% and 51%, respectively. Despite holding a minority equity interest, the Company was appointed as the sole manager of DTI Malaysia under a separate Management Agreement, granting it full operational and financial control over the entity.

DTI Malaysia is considered a variable interest entity (“VIE”) under ASC 810 due to the disproportionality between DTI’s voting interest and its control and economic exposure. DTI has the power to direct the activities that most significantly impact the economic performance of DTI Malaysia and is entitled to receive substantially all the economic returns from its operations. As such, DTI is the primary beneficiary of DTI Malaysia and consolidates its financial results.

DTI consolidates 100% of DTI Malaysia’s assets, liabilities, revenues, and expenses. The portion of net assets and net income attributable to Upstream Energy is presented as a noncontrolling interest in the Company’s consolidated financial statements. There are no assets of DTI Malaysia that can be used only to settle its obligations nor are there liabilities for which creditors do not have recourse to the general credit of DTI.

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

The allocation of the purchase price is as follows:

Assets	March 15, 2024	Measurement Period Adjustments	As adjusted March 15, 2024
Cash	$2,674	$—	$2,674
Accounts receivable	3,781	—	3,781
Inventories	4,282	—	4,282
Prepaid expenses and other current assets	189	—	189
Property, plant and equipment	1,647	—	1,647
Operating lease ROU asset	315	—	315
Intangible assets	8,065	—	8,065
Goodwill	2,618	526	3,144
Total assets acquired	$23,571	$526	$24,097

Liabilities
Accounts payable	2,656	—	2,656
Accrued expenses and other current liabilities	(295)	526	231
Current portion of operating lease liabilities	95	—	95
Operating lease liabilities, less current portion	180	—	180
Total liabilities assumed	$2,636	$526	$3,162
Total consideration transferred	$20,935	$—	$20,935

The excess of the purchase price over the fair values of the net identifiable tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits as a result of the acquisition that will enhance the services available to both new and existing customers and increase the Company’s competitive position. Goodwill will be evaluated for impairment at least annually. Goodwill attributable to the CTG Acquisition is not deductible for tax purposes. As of March 15, 2025, the Company is complete with the process of allocating the purchase price and valuing the acquired assets and liabilities assumed.

The Company incurred acquisition-related costs of $0.0 million and $1.4 million, respectively, during the three and nine months ended September 30, 2024, which is included in other operating and non-operating expenses, net in the consolidated statements of income and comprehensive income.

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

The excess of the fair value of the consideration transferred and the fair value of DTI’s previously held investment in SDPI over the fair values of the net identifiable tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits as a result of the acquisition that will enhance the services available to both new and existing customers and increase the Company’s competitive position. Goodwill will be evaluated for impairment at least annually. Goodwill attributable to the acquisition of SDPI is not deductible for tax purposes. As of July 31, 2025, the Company is complete with the process of allocating the purchase price and valuing the acquired assets and liabilities assumed.

The Company incurred acquisition-related costs of $1.9 million and $2.9 million, respectively, during the three and nine months ended September 30, 2024, which is included in other operating and non-operating expenses, net in the consolidated statements of income and comprehensive income.

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

The allocation of the purchase is as follows (in thousands):

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

During the nine months ended September 30, 2025, a measurement period adjustment was identified as it relates to the consideration transferred and the recognition of deferred tax assets and liabilities. The total measurement period adjustment was $1.7 million. The measurement period adjustment impacted the goodwill recognized on September 30, 2024. As of September 30, 2025, the Company has completed the process of allocating the purchase price and valuing the acquired assets and liabilities assumed.

The Company incurred acquisition-related costs of $0.2 million and $0.3 million, respectively, during the three and nine months ended September 30, 2024, which is included in other operating and non-operating expenses, net in the consolidated statements of income and comprehensive income.

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

The acquisition of Titan has been accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). Drilling Tools International, Inc. has been treated as the accounting acquirer. Accordingly, Titan’s tangible and identifiable intangible assets acquired, and its liabilities assumed were recorded at their estimated fair values on the Titan Closing Date. The purchase price allocation for the acquisition is preliminary and subject to revision, specifically as it relates to foreign tax positions. Additional information that existed as of the Titan Closing Date may become known during the remainder of the measurement period, which will not extend beyond one year from the Titan Closing Date.

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

The Company incurred acquisition-related costs of $0.1 million and $0.6 million, respectively, during the three and nine months ended September 30, 2025, which is included in other operating and non-operating expenses, net in the consolidated statements of income and comprehensive income.

The Company’s consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2025, include Titan’s revenues of $2.7 million and $8.2 million, respectively, and net income of $0.1 million and $0.6 million, respectively from the Titan Closing Date to September 30, 2025.

Supplemental Pro Forma Information (unaudited)

The unaudited supplemental pro forma financial results below for the three and nine months ended September 30, 2025 and 2024, combine the consolidated results of the Company, SDPI and CTG, giving effect to the mergers as if they had been completed on January 1, 2024. The unaudited supplemental pro forma financial results to not give effect to the impact of the Titan or EDP Acquisitions as these were not considered significant individually or in the aggregate. This unaudited supplemental pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2024, or any other date.

	Three months ended September 30,
(in thousands)	2025	2024
Pro forma revenue	$38,817	$40,663
Pro forma net loss	$(904)	$(2,349)

	Nine months ended September 30,
(in thousands)	2025	2024
Pro forma revenue	$121,118	$120,140
Pro forma net loss	$(4,978)	$(3,304)

NOTE 4 – BALANCE SHEET DETAILS - CURRENT ASSETS AND CURRENT LIABILITIES

Inventories

The following table shows the components of inventory (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$13,352	$12,777
Work in progress	930	1,828
Finished goods	3,860	2,897
Total inventories	$18,142	$17,502

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses:
Deposits on inventory	$893	$551
Prepaid income tax	—	1,293
Prepaid insurance	1,228	957
Prepaid rent	446	449
Prepaid equipment	63	263
Other prepaid expenses	356	361
Other current assets:
Income tax receivable	657	—
Total	$3,643	$3,874

Accrued expenses and other current liabilities

The following table shows the components of accrued expenses and other current liabilities (in thousands):

	September 30, 2025	December 31, 2024
Accrued expenses:
Accrued compensation and related benefits	$5,772	$4,497
Accrued insurance	846	645
Accrued professional services	428	253
Accrued interest	417	416
Accrued property taxes	930	44
Accrued monitoring fees	373	373
Other	1,148	272
Other current liabilities:
Income tax payable	$—	$459
Sales tax payable	564	229
Deferred income	743	675
Total accrued expenses and other current liabilities	$11,221	$7,864

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

The following table shows the component of property, plant and equipment, net (in thousands):

	Estimated Useful Lives (in Years)	September 30, 2025	December 31, 2024
Rental tools and equipment	5-10	$214,112	$205,939
Buildings and improvements	5-40	7,857	7,074
Office furniture, fixtures and equipment	3-5	3,062	2,507
Transportation and equipment	3-5	699	714
Total property, plant and equipment		225,730	216,234
Less: accumulated deprecation		(152,623)	(142,203)
Property, plant and equipment, net (excluding construction in progress)		73,107	74,031
Construction in progress		2,991	1,540
Property, plant and equipment, net		$76,098	$75,571

Total depreciation expense for the three months ended September 30, 2025 and 2024 was approximately $6.1 million and $5.8 million, respectively. Total depreciation expense for the nine months ended September 30, 2025 and 2024 was approximately $18.4 million and $16.7 million, respectively. The Company has not acquired any property, plant and equipment under capital leases.

NOTE 6 – INTANGIBLE ASSETS, NET

The following table shows the components of intangible assets, net (in thousands):

	Weighted-average remaining amortization period (in years)	September 30, 2025	December 31, 2024
Trade name	12.4	$3,426	$3,184
Developed technology	14.7	16,968	15,438
Customer relationships	19.6	24,178	21,081
Patents	12.1	12	11
Total intangible assets		44,585	39,714
Less: accumulated amortization		(4,480)	(2,482)
Intangible assets, net		$40,105	$37,232

Total amortization expense for the three months ended September 30, 2025 and 2024 was approximately $0.7 million and $0.4 million, respectively. Total amortization expense for the nine months ended September 30, 2025 and 2024 was approximately $2.0 million and $0.5 million, respectively. Estimated future amortization expense for the next five years is as follows:

2026	$2,487
2027	$2,487
2028	$2,487
2029	$2,487
2030	$2,487
Thereafter	$27,672
Total	$40,105

NOTE 7 - GOODWILL

The change in carrying amount of goodwill for the nine months ended September 30, 2025 was as follows (in thousands):

Total
Net balance as of December 31, 2024	$12,147
Additions due to business combinations	2,335
Measurement period adjustments	1,670
Impairments	(1,901)
Foreign currency translation	364
Net balance as of September 30, 2025	$14,615

Change in Reporting Units and Goodwill Impairment

On January 1, 2025, the Company realigned its reportable segments to correspond with changes to its operating model, management structure, and organizational responsibilities. We bifurcated results into two segments: Eastern Hemisphere and Western Hemisphere. As a result, we split into four reporting units and reallocated goodwill among our affected reporting units on a relative fair value basis. We performed a goodwill impairment assessment immediately before and after our business reorganization. We concluded based on our pre-reorganization impairment test that goodwill was not impaired. As a result of the post-reorganization impairment test, we recognized a non-cash goodwill impairment loss of $1.9 million during the nine months ended September 30, 2025, related to our Diamond Products and Deep Casing reporting units as the estimated fair values of the new reporting units was lower than the related carrying value.

NOTE 8 – LONG TERM DEBT

In December 2015, the Company entered into a credit facility with PNC Bank, National Association (the "Existing Credit Facility"). The facility provided for a revolving line of credit with a maximum borrowing amount totaling $60.0 million.

On March 15, 2024, the Company refinanced its revolving credit facility (the “Revolving Line of Credit”) by entering into a Second Amended and Restated Revolving Credit, Term Loan and Security and Guaranty Agreement (the “Credit Facility”) with certain of the Company’s subsidiaries and PNC Bank, National Association as lender and as agent. Pursuant to the terms of the Credit Facility, the Company will be provided a revolving line of credit in a principal amount up to $80.0 million and a single draw term loan (the "Term Loan") in a principal amount of $25.0 million. The line of credit and the Term Loan mature in March 2029. The Credit Facility amends and restates the Company’s Existing Credit Facility under that certain Amended and Restated Revolving Credit, Term Loan, and Security Agreement, dated as of June 20, 2023, by and among the Company, certain of its subsidiaries, and PNC Bank National Association. Additionally, the Company is required to make an annual payment of up to $5.0 million, to be determined based on the Excess Cash Flows generated each fiscal year commencing with the year ended December 31, 2024, as defined in the Credit Facility. Based on the calculation for Excess Cash Flows laid forth in the agreement, no payment was owed in April 2025.

For the nine months ended September 30, 2025, the interest on the amount drawn on the Revolving Line of Credit and Term Loan and the outstanding Term Loan balance are based on the Secured Overnight Financing Rate ("SOFR") or the bank’s base lending rate plus applicable margin (approximately 6.56% and 8.28%, respectively, at September 30, 2025). The Credit Facility is collateralized by substantially all the assets of the Company.

As of September 30, 2025, there was $29.0 million drawn against the line of credit.

In connection with acquisition of EDP, the Company issued an unsecured Promissory Note to the former parent company of EDP, totaling $5.2 million. On April 22, 2025, the First Amendment to the note was signed, reducing the balance by $0.3 million. The note bears an interest rate of 8% per annum. The note matures in December 2029 and payments are made quarterly. The note is a foreign currency denominated monetary liability (issuance and payments are denominated Euro), and as such, is measured at the end of each reporting unit based on the exchange rate at that date. The remaining balance on the Promissory Note was $4.4 million as of September 30, 2025. For the three and nine months ended September 30, 2025 and 2024, the Company recognized a loss of $0.0 million and $0.3 million, respectively, on the condensed consolidated statements of comprehensive income (loss).

As of September 30, 2025, the future maturities of long-term debt consisted of the following (in thousands):

2025	$1,485
2026	5,989
2027	6,071
2028	6,159
2029	31,599
Total long term debt	$51,303

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

The Default Rate Derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the Default Rate Derivative was negligible as of September 30, 2025 and December 31, 2024 and therefore no amounts were recorded as of September 30, 2025 or December 31, 2024.

NOTE 9 – INCOME TAXES

The Company recorded an income tax expense and benefit on the unaudited condensed consolidated statements of comprehensive income (loss) of $0.4 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. Additionally, the Company recorded income tax expense on the unaudited condensed consolidated statements of comprehensive income (loss) of $1.0 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

The income tax expense for the nine months ended September 30, 2025 was calculated using a discrete approach. This methodology was used because changes in the Company's results of operations and acquisitions can materially impact the estimated annual effective tax rate. The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 was 25.9% and 8.7%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to the state taxes, foreign income taxes on the Company’s international operations, and permanent differences.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. There was no change to the valuation allowance during the three and nine months ended September 30, 2025 and 2024.

The Company is still evaluating the tax impact of the Titan Acquisition, including the impact of the transaction costs. Additionally, the Company continues to evaluate the deferred tax assets and liabilities and corresponding valuation allowance in connection with the Titan Acquisition.

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company incorporated these provisions effective during the quarter, and they had no material impact on our consolidated financial statements for the three and nine months ended September 30, 2025.

NOTE 10 – STOCK-BASED COMPENSATION

On June 20, 2023, the Company adopted the Drilling Tools International Corporation 2023 Omnibus Incentive Plan (the "2023 Plan"). The 2023 Plan became effective on the closing of the Merger. The 2023 Plan provides for the issuance of shares of Common Stock up to ten percent (10%) of the shares of outstanding Common Stock as of the closing of the Merger and automatically increases on the first trading day of each calendar year by the number of shares of Common Stock equal to three percent (3%) of the total number of outstanding Common Stock on the last day of the prior calendar year. The 2023 Plan allows for awards to be issued to employees, non-employee directors, and consultants in the form of options, stock appreciation rights, restricted shares, restricted stock units, performance based awards, other share-based awards, other cash-based awards, or a combination of the foregoing. As of September 30, 2025, there were 1,075,226 shares of Common Stock available for issuance under the 2023 Plan.

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

The following table summarizes our stock option activity for the nine months ended September 30, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
OUTSTANDING, December 31, 2024	4,963,626	$3.50	6.46	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
OUTSTANDING, September 30, 2025	4,963,626	$3.50	5.23	$—
UNVESTED, September 30, 2025	1,656,666	$3.02	8.38	$—
EXERCISABLE, September 30, 2025	3,306,960	$2.93	3.65	$—

During the three months ended September 30, 2025 and 2024, the Company recognized $0.4 million and $0.4 million, respectively, of stock-based compensation expense related to stock options within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). During the nine months ended September 30, 2025 and 2024, the Company recognized $1.1 million and $1.0 million, respectively, of stock-based compensation expense within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). As of September 30, 2025, total unrecognized compensation expense related to the stock options totaled $2.0 million. The unrecognized compensation expense will be recognized over the weighted average remaining vesting term of 1.4 years.

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

The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2025:

	Shares	Weighted Average Exercise Price
UNVESTED, December 31, 2024	68,560	$3.23
Granted	1,052,451	3.16
Vested	(68,560)	3.23
Forfeited	(30,000)	3.23
UNVESTED, September 30, 2025	1,022,451	$3.16

During the three months ended September 30, 2025 and 2024, the Company recognized $0.3 million and $0.1 million, respectively, of stock-based compensation related to RSUs within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). During the nine months ended September 30, 2025 and 2024, the Company recognized $0.7 million and $0.5 million, respectively, of stock-based compensation related to RSUs within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). As of September 30, 2025, unrecognized compensation expense related to the RSUs totaled $2.7 million. The unrecognized compensation expense will be recognized over the weighted average remaining vesting term of 3.0 years.

NOTE 11 – OTHER OPERATING AND NON-OPERATING EXPENSES, NET

The following table shows the components of other operating and non-operating expenses, net for the three months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30, 2025	Three months ended September 30, 2024
Transaction fees	170	1,857
Unrealized loss on foreign currency	(40)	—
Restructuring charges	491	—
Other, net	(123)	622
Software implementation	193	—
Interest income	(103)	(36)
Other operating and non-operating expenses, net	$588	$2,443

The following table shows the components of other operating and non-operating expenses, net for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Transaction fees	$1,118	$4,766
Unrealized loss on foreign currency	546	—
Restructuring charges	1,489	—
Other, net	943	546
Software implementation	641	—
Interest income	(303)	(71)
Other operating and non-operating expenses, net	$4,434	$5,241

NOTE 12 – RELATED PARTY TRANSACTIONS

Management fees

For the three months ended September 30, 2025 and 2024, management fees paid to Hicks Holdings Operating LLC ("HHLLC"), a shareholder of the Company, were approximately $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2025 and 2024, management fees paid to Hicks Holdings Operating LLC were approximately $0.6 million and $0.6 million, respectively. Management fees paid to a shareholder are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Director fees

Director fees for the three months ended September 30, 2025 and 2024, director fees paid to Board were approximately $0.1 million and $0.1 million, respectively. Director fees for the nine months ended September 30, 2025 and 2024, director fees paid to Board members were approximately $0.3 million and $0.4 million, respectively. Director fees are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Related Party Note Receivable

On July 31, 2024 ("Closing Date"), the Company entered into the Sixth Amendment and Restated Promissory Note with Tronco Energy Corporation ("Tronco"), an entity owned by employees of the Company. Pursuant to the Sixth Amendment and Restated Promissory Note, Tronco will make payments to the Company of $1.3 million annually, commencing on the first anniversary of the Closing Date through the fifth anniversary of the Closing Date. Per the agreement, if the 20-day volume-weighted average price of DTI falls below $3.20 per share, the principal that otherwise would have been due shall be deferred and apportioned over the remaining payment dates under specified in the agreement. The first payment due on July 31, 2025 was deferred as the 20-day volume-weighted average price of DTI was below $3.20 per share. Any payments due and not received by the Company before the fifth date following the anniversary date will bear interest from the date of nonpayment until paid equal to 3%. In accordance with ASC 805, the receivable's fair value was measured at the present value of future cash flows upon the Closing Date. The carrying value of the note as of September 30, 2025 was $5.3 million.

NOTE 13 – LEASES

The Company leases various facilities and vehicles under noncancelable operating lease agreements. The remaining lease terms for our leases range from 1 month to 14 years. These leases often include options to extend the term of the lease which may be for periods of up to 5 years. When it is reasonably certain that the option will be exercised, the impact of the renewal term is included in the lease term for purposes of determining total future lease payments and measuring the ROU asset and lease liability. We apply the short-term lease policy election, which allows us to exclude from recognition leases with an original term of 12 months or less. We have not entered into any finance leases as of September 30, 2025.

For the three and nine months ended September 30, 2025, the components of the Company’s lease expense were as follows (in thousands):

	Three months ended September 30, 2025	Three months ended September 30, 2024
Operating lease cost	$1,764	$1,647
Short-term lease cost	31	34
Variable lease cost	111	96
Total Lease Cost	$1,906	$1,777

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Operating lease cost	$5,240	$4,725
Short-term lease cost	94	104
Variable lease cost	330	287
Total Lease Cost	$5,664	$5,116

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of September 30, 2025	As of September 30, 2024
Weighted-average remaining lease term (in years)	7.97	7.23
Weighted average discount rate	8.20%	7.58%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2025 were as follows (in thousands):

2025	$1,537
2026	6,012
2027	4,948
2028	4,231
2029	3,644
Thereafter	16,287
Total lease payments	$36,659
Less: imputed interest	(10,200)
Present value of lease liabilities	$26,459

The Company leases downhole drilling tools to companies in the oil and natural gas industry. Such leases are accounted for in accordance with ASC 842. For the three and nine months ended September 30, 2025, tool rental revenue was approximately $31.9 million and $99.1 million, respectively. For the three and nine months ended September 30, 2024

, tool rental revenue was approximately $28.1 million and $86.4 million, respectively. Our lease contract periods are short-term in nature and are typically daily, monthly, per well, or footage based. Due to the short term nature of the contracts, no maturity table is presented.

NOTE 14 – EMPLOYEE BENEFITS

The Company sponsors various defined contribution savings plan, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The total expense for the three months ended September 30, 2025 and 2024 was approximately $0.1 million and $0.1 million, respectively. The total expense for the nine months ended September 30, 2025 and 2024 was approximately $0.7 million and $0.5 million, respectively.

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

The following table sets forth the computation of the Company’s basic and diluted net earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Drilling Tools International stockholders	$(903)	$867	$(4,977)	$4,359
Denominator
Weighted-average common shares used in computing earnings per share — basic	35,386,122	33,072,097	35,516,692	30,893,602
Weighted-average effect of potentially dilutive securities:
Effect of potentially dilutive time-based stock options	—	363,581	—	412,309
Effect of potentially dilutive performance-based stock options	—	97,722	—	87,285
Effect of potentially dilutive restricted stock units	—	13,656	—	11,137
Weighted-average common shares outstanding — diluted	35,386,122	33,547,056	35,516,692	31,404,333
Earnings (loss) per share — basic	$(0.03)	$0.03	$(0.14)	$0.14
Earnings (loss) per share — diluted	$(0.03)	$0.03	$(0.14)	$0.14

As of September 30, 2025, the Company’s potentially dilutive securities consisted of options to purchase common stock and restricted stock units. Based on the amounts outstanding as of the three and nine months ended September 30, 2025 and 2024, the Company excluded the following potential common shares from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Performance-based options outstanding	534,063	—	534,063	—
Time-based options outstanding	4,429,563	162,237	4,429,563	140,135
Time-based restricted stock units outstanding	1,022,451	—	1,022,451	—
Total	4,963,626	162,237	4,963,626	140,135

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

Financial information by segment for the three months ended September 30, 2025 and 2024 is summarized below:

	For The Three Months Ended September 30, 2025
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	27,865	5,790	33,655
Product Sales	7,087	433	7,520
Total Revenue	34,952	6,223	41,175
Reconciliation of revenue
Elimination of intersegment revenue			(2,358)
Total Consolidated Revenue			38,817
Less:(1)
Cost of Tool Rental	6,132	2,749	8,881
Cost of Product Sales	3,311	278	3,589
Total Cost of Sales	9,443	3,027	12,470
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(2,358)
Total consolidated cost of revenue			10,112
Selling, general, administrative expenses	13,826	3,007	16,833
Segment EBITDA	11,683	189	11,872
Reconciliation of segment profit
Corporate expenses(2)			2,757
Depreciation and amortization			6,834
Stock option expense			636
Monitoring fees			188
Transaction expenses			171
Other expenses			1,752
Consolidated loss before taxes			(467)

	For The Three Months Ended September 30, 2024
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	31,253	541	31,794
Product Sales	7,481	3,868	11,349
Total Revenue	38,734	4,409	43,143
Reconciliation of revenue
Elimination of intersegment revenue			(3,050)
Total Consolidated Revenue			40,093
Less:(1)
Cost of Tool Rental	7,536	204	7,740
Cost of Product Sales	3,446	1,666	5,112
Total Cost of Sales	10,982	1,870	12,852
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(3,050)
Total consolidated cost of revenue			9,802
Selling, general, administrative expenses	14,227	1,843	16,070
Segment EBITDA	13,525	696	14,221
Reconciliation of segment profit
Corporate expenses(2)			3,097
Depreciation and amortization			6,185
Stock Option Expense			508
Monitoring fees			188
Transaction expenses			1,857
Other expenses			1,958
Consolidated income before taxes			428

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker

(2) Comprised primarily of expenses not allocated to our geographical segments.

Financial information by segment for the nine months ended September 30, 2025 and 2024 is summarized below:

	For The Nine Months Ended September 30, 2025
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	90,321	15,648	105,969
Product Sales	23,412	1,713	25,125
Total Revenue	113,733	17,361	131,094
Reconciliation of revenue
Elimination of intersegment revenue			(9,976)
Total Consolidated Revenue			121,118
Less:(1)
Cost of Tool Rental	22,043	6,954	28,997
Cost of Product Sales	10,982	1,251	12,233
Total Cost of Sales	33,025	8,205	41,230
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(9,976)
Total consolidated cost of revenue			31,254
Selling, general, administrative expenses	43,344	9,110	52,454
Segment EBITDA	37,364	46	37,410
Reconciliation of segment profit
Corporate expenses(2)			8,210
Depreciation and amortization			20,386
Stock Option Expense			1,820
Monitoring fees			563
Transaction expenses			1,118
Goodwill impairment			1,901
Other expenses			7,365
Consolidated loss before taxes			(3,954)

	For The Nine Months Ended September 30, 2024
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	93,307	1,534	94,841
Product Sales	19,289	8,304	27,593
Total Revenue	112,596	9,838	122,434
Reconciliation of revenue
Elimination of intersegment revenue			(7,834)
Total Consolidated Revenue			114,600
Less:(1)
Cost of Tool Rental	24,978	345	25,323
Cost of Product Sales	7,048	3,800	10,848
Total Cost of Sales	32,026	4,145	36,171
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(7,834)
Total consolidated cost of revenue			28,337
Selling, general, administrative expenses	42,034	3,659	45,693
Segment EBITDA	38,536	2,034	40,570
Reconciliation of segment profit
Corporate expenses(2)			9,588
Depreciation and amortization			17,232
Stock Option Expense			1,572
Monitoring fees			563
Transaction expenses			4,766
Other expenses			2,075
Consolidated income before taxes			4,774

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker

(2) Comprised primarily of expenses not allocated to our geographical segments.

Additional financial information by operating segment as of September 30, 2025 and 2024 is summarized below:

	September 30,
	2025	2024
Capital Expenditures
Western Hemisphere	$12,976	$19,528
Eastern Hemisphere	3,160	150
Total capital expenditures	16,136	19,678
Segment Assets(1):
Western Hemisphere	$149,286	$160,308
Eastern Hemisphere	67,894	40,621
Total segment assets	217,180	200,929
Corporate and other(2)	10,217	17,914
Total assets	$227,397	$218,843

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

NOTE 18 - SUPPLEMENTAL CASH FLOWS

Cash flows related to income taxes, interest, leases, inventory purchases and capital expenditures included in accounts payable, assumed liabilities acquired in a business combination and other non-cash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$3,536	$1,488
Cash paid for income taxes	1,292	256
Non-cash investing and financing activities:
Measurement period adjustment related to EDP Acquisition	1,671	—
ROU assets obtained in exchange for lease liabilities	6,418	5,737
Fair value of CTG liabilities assumed in CTG Acquisition	—	3,162
Fair value of SDPI liabilities assumed in SDPI Acquisition	—	6,246
Fair value of Titan liabilities assumed in Titan Acquisition	4,045	—
Non-cash consideration in SDPI Acquisition	—	27,024
Non-cash consideration in Titan Acquisition	4,597	—
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	401	1,592
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	798	—
Non-cash recovery of note receivable	—	255
Net exercise of stock options	—	254
Shares withheld from exercise of stock options for payment of taxes	—	36

NOTE 19 – SHARE REPURCHASES

On May 13, 2025, the Company announced a share repurchase program allowing the Company to purchase common stock held by non-affiliates, not to exceed $10.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the SEC. The Board of Directors of the Company approved the plan to remain active until December 31, 2025.

During the three months ended September 30, 2025, the Company repurchased 259,908 shares of the Company’s Common Stock for an aggregate $0.6 million, net of fees on the open market. During the nine months ended September 30, 2025, the Company repurchased 462,519 shares of the Company’s Common Stock for an aggregate $1.2 million, net of fees on the open market. As of September 30, 2025, the Company still has $8.8 million of remaining shares authorized for repurchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated. Capitalized terms used in this section, but not otherwise defined, have the meanings ascribed to them in the Report.

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

Our revenues are derived from two sources: tool rental and product sales. Tool rental revenues are derived from the rental of tools used in bottom hole assemblies (“BHA”), various wellbore optimization tools, and tubular goods for drilling, workover, and completion operations. Additionally, tool rental revenue consists of the repair and inspection of such tools. Product sale revenues are derived from the sale of target depth technologies, the manufacturing and repair of tools for external customers, and tool recovery revenue. During the three months ended September 30, 2025 and 2024, we derived 82% and 70% of total revenues from tool rentals and 18% and 30% from product sales, respectively. During the nine months ended September 30, 2025 and 2024, we derived 82% and 75% from tool rentals and 18% and 25% from product sales, respectively.

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

Recent Developments and Trends

Industry Update

In the nine months ended September 30, 2025, the oil and gas market witnessed a dynamic interplay of geopolitical tensions, shifting demand dynamics, and evolving geopolitical and economic factors. U.S. oil production reached record highs, averaging 13.5 million barrels per day, driven by the Permian Basin and offshore developments. However, this surge in supply coincided with an increasing surplus in global oil supply over demand, leading to downward pressure on prices. Crude oil prices experienced declines, specially WTI, whose quarterly average decreased from $76.24 per barrel to $65.74 per barrel from the third quarter of 2024 to the third quarter of 2025. Despite the high volatility in spot oil prices described above, our customers tend to be more focused on medium-term and long term commodity prices when making investment decisions due to the longer lead times for offshore projects.

In the nine months ended September 30, 2025, U.S. natural gas prices experienced a notable rebound following the record lows of 2024. The Henry Hub spot price averaged approximately $3.03 per million British thermal units (MMBtu) during the third quarter, or a 43% increase compared to the third quarter of 2024. An increase in demand is expected to outpace any expected growth in U.S. production, leading to a tightening of inventories and supporting higher prices through the remainder of 2025

Notwithstanding the significant commodity price volatility over the past several years, we have seen decreases in both the Western and Eastern Hemisphere. During the three and nine months ended September 30, 2025, the weekly average Western Hemisphere rig count, as reported by Baker Hughes was 851 and 871 rigs, respectively, compared to 947 and 946 rigs for the three and nine months ended September 30, 2024. Additionally, during the three and nine months ended September 30, 2025, the weekly average Eastern Hemisphere rig count, as reported by Baker Hughes was 887 and 900 rigs, respectively, compared to 950 and 969 rigs for the three and nine months ended September 30, 2024. However, notwithstanding the impact of longer laterals, improved rig efficiencies have partially offset the impact of this reduction.

Inflation and Increased Costs

We are experiencing the impacts of global inflation, both in increased personnel costs and the prices of goods and services required to operate our rigs and execute capital projects. While we are currently unable to estimate the ultimate impact of rising prices, we do expect that our costs will continue to rise in the near term and will impact our profitability.

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue, net:
Western Hemisphere	$34,952	$38,734	$(3,782)	-10%
Eastern Hemisphere	6,223	4,409	1,814	41%
Intersegment Revenue	(2,358)	(3,050)	692	nm
Total revenue, net	38,817	40,093	(1,276)	-3%
Segment income/(loss)
Western Hemisphere	11,683	13,525	(1,842)	-14%
Eastern Hemisphere	189	696	(507)	-73%
Total segment income/(loss)	11,872	14,221	(2,349)	nm
Costs and other deductions:
Corporate and other expenses[1]	3,582	3,786	(204)	nm
Depreciation and amortization expense	6,834	6,185	649	10%
Interest expense, net	1,336	1,038	298	29%
Gain (loss) on asset disposal	(1)	(19)	18	nm
Unrealized gain (loss) on equity securities	—	361	(361)	nm
Goodwill impairment	—	—	—	nm
Other operating and non-operating costs, net	588	2,443	(1,855)	-76%
Total costs and other deductions	12,339	13,793	(1,454)	-11%
Income before income taxes	(467)	428	(895)	-209%
Income tax benefit (expense)	(437)	439	(876)	nm
Net income (loss)	$(905)	$867	(1,772)	-204%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue, net:
Western Hemisphere	$113,733	$112,596	$1,137	1%
Eastern Hemisphere	17,361	9,838	7,523	76%
Intersegment Revenue	(9,976)	(7,834)	(2,142)	nm
Total revenue, net	121,118	114,600	6,518	6%
Segment income/(loss)
Western Hemisphere	37,364	38,536	(1,172)	-3%
Eastern Hemisphere	46	2,034	(1,988)	-98%
Total segment income	37,410	40,570	(3,160)	-8%
Costs and other deductions:
Corporate and other expenses[1]	10,593	11,723	(1,130)	-10%
Depreciation and amortization expense	20,386	17,232	3,154	18%
Interest expense, net	3,981	2,030	1,951	96%
Gain (loss) on asset disposal	70	(61)	131	nm
Unrealized gain (loss) on equity securities	—	(368)	368	nm
Goodwill impairment	1,901	—	1,901	nm
Other operating and non-operating costs, net	4,434	5,241	(807)	-15%
Total costs and other deductions	41,364	35,796	5,568	16%
Income before income taxes	(3,954)	4,774	(8,728)	-183%
Income tax benefit (expense)	(1,024)	(415)	(609)	nm
Net income (loss)	$(4,978)	$4,359	(9,337)	-214%

(1) Corporate and other includes stock compensation expense, monitoring expenses, and unallocated corporate expenses.

(2) nm = not meaningful

Comparison of the Three Months Ended September 30, 2025 and 2024

Western Hemisphere

Western Hemisphere revenue was $35.0 million for the three months ended September 30, 2025, a decrease of $3.8 million, or 10%, compared to the three months ended September 30, 2024. The decrease in revenues was driven by a decrease in tool rental revenue as a result of lower customer activity levels during the three months ended September 30, 2025. Western Hemisphere segment income was $11.7 million, a decrease of $1.8 million, or 14%, compared to three months ended September 30, 2024. The decrease was in line with the decrease in revenue and driven by lower customer activity levels during the three months ended September 30, 2025.

Eastern Hemisphere

Eastern Hemisphere revenue was $6.2 million for the three months ended September 30, 2025, an increase of $1.8 million, or 41% compared to the three months ended September 30, 2024. The increase in revenues was driven by the recent acquisitions of tool rental businesses located within the Eastern Hemisphere. Eastern Hemisphere segment income was $0.2 million, a decrease of $0.5 million, or 73%, compared to three months ended September 30, 2024. The decrease was driven by increased headcount as a result of the acquisitions and an activity decline seen in the Middle Eastern market.

Depreciation and amortization expense

Depreciation and amortization expenses was $6.8 million for the three months ended September 30, 2025, an increase of $0.6 million, or 10%, compared to the three months ended September 30, 2025 and 2024. The increase corresponds with the increasing property, plant, and equipment and intangible asset balances as a result of acquisitions and capital expenditures.

Interest Expense, net

Interest expense, net was $1.3 million for the three months ended September 30, 2025, an increase of $0.3 million, or 29%, compared to the three months ended September 30, 2025 and 2024. The increase was primarily a result of interest on the term loan, entered into in March 2024, interest on amounts drawn on the credit facility, and interest on the promissory note, entered into in September 2024.

Other operating and non-operating expense, net

Other operating and non-operating expense, net was $0.6 million for the three months ended September 30, 2025, a decrease of $1.9 million, or 76%, compared to the three months ended September 30, 2025 and 2024. The decrease was primarily a result of the transaction fees incurred during the third quarter of 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Western Hemisphere

Western Hemisphere revenue was $113.7 million for the nine months ended September 30, 2025, an increase of $1.1 million, or 1%, compared to the nine months ended September 30, 2024. The increase in revenues was driven by the addition of our Diamond Products Division ("DPD") in August of 2024. Western Hemisphere segment income was $37.4 million, a decrease of $1.2 million, or 3%, compared to nine months ended September 30, 2024. The decrease was driven by increased headcount as a result of the acquisitions and other personnel related expenses.

Eastern Hemisphere

Eastern Hemisphere revenue was $17.4 million for the nine months ended September 30, 2025, an increase of $7.5 million, or 76% compared to the nine months ended September 30, 2024. The increase in revenues was driven by the recent acquisitions of tool rental businesses located within the Eastern Hemisphere. Eastern Hemisphere segment loss was $0.0 million, a decrease of $2.0 million, or 98%, compared to nine months ended September 30, 2024. The decrease was driven by increased headcount as a result of the acquisitions and an activity decline seen in the Middle Eastern market.

Corporate and other expenses

Corporate and other expenses was $10.6 million for the nine months ended September 30, 2025, a decrease of $1.1 million, or 10%, compared to the nine months ended September 30, 2024. The decrease was primarily driven by the reallocation of certain corporate expenses as a result of the recent segment reorganization in January of 2025.

Depreciation and amortization expenses

Depreciation and amortization expenses was $20.4 million for the nine months ended September 30, 2025, an increase of $3.2 million, or 18%, compared to the nine months ended September 30, 2024. The increase corresponds with the increasing property, plant, and equipment and intangible asset balances as a result of acquisitions and capital expenditures.

Interest Expense, net

Interest expense, net was $3.9 million for the nine months ended September 30, 2025, an increase of $2.0 million, or 96%, compared to the nine months ended September 30, 2024. The increase was primarily a result of interest on the term loan, entered into in March 2024, interest on amounts drawn on the credit facility, and interest on the promissory note, entered into in September 2024.

Other operating and non-operating expense, net

Other operating and non-operating expense, net was $4.4 million for the nine months ended September 30, 2025, a decrease of $0.8 million, or 15%, compared to the nine months ended September 30, 2024. The decrease was primarily a result of a decrease in transaction fees, offset by increases in restructuring charges and software implementation fees.

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

The following tables present a reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended September 30, 2025 and 2024 (non-recurring transaction expenses recorded to other (income) expense are presented separately within Adjusted EBITDA):

	Three Months Ended September 30,
(In thousands)	2025	2024
Net income (loss)	$(904)	$867
Add (deduct):
Income tax expense (benefit)	437	(439)
Depreciation and amortization	6,834	6,185
Interest expense, net	1,336	1,038
Stock option expense	637	508
Management fees	188	188
Loss (gain) on sale of property	(1)	(19)
Loss (gain) on remeasurement of previously held equity interest	—	361
Goodwill impairment	—	—
Transaction expense	171	1,857
Other operating and non-operating expense, net	417	579
Adjusted EBITDA	$9,115	$11,125

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net income (loss)	$(4,978)	$4,359
Add (deduct):
Income tax expense (benefit)	1,024	415
Depreciation and amortization	20,386	17,232
Interest expense, net	3,981	2,030
Stock option expense	1,820	1,572
Management fees	563	563
Loss (gain) on sale of property	70	(61)
Loss (gain) on remeasurement of previously held equity interest	—	(368)
Goodwill impairment	1,901	—
Transaction expense	1,118	4,766
Other operating and non-operating expense, net	3,317	475
Adjusted EBITDA	$29,202	$30,983

Liquidity and Capital Resources

At September 30, 2025, we had $4.4 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under the Credit Facility Agreement. We may use additional cash generated to execute strategic acquisitions or for general corporate purposes. We believe that our existing cash on hand, cash generated from operations and available borrowings under the Credit Facility Agreement will be sufficient for at least the next 12 months to meet working capital requirements and anticipated capital expenditures.

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

Cash Flows

The following table sets forth our cash flows for the period indicated:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$14,588	$9,723
Investing activities	(12,745)	(46,132)
Financing activities	(3,705)	43,360
Effect of changes in foreign exchange rate	50	(993)
Net increase (decrease) in cash and cash equivalents	$(1,812)	$5,958

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was $14.6 million, the driver being a net loss of $4.9 million and a decrease in net working capital of $1.3 million offset by non-cash adjustments of $21.4 million. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report entitled “Risk Factors.”

Net cash provided by operating activities for the nine months ended September 30, 2024 was $9.7 million, the driver being net income of $4.4 million, including non-cash charges of $13.9 million, offset by a decrease in net working capital of $8.6 million.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $12.7 million resulting from purchases of property, plant, and equipment of $16.1 million, purchases of intangible assets of $1.4 million, and the acquisition of Titan for $5.6 million, partially offset by proceeds from rental tool recovery sales of $10.4 million.

Net cash used in investing activities for the nine months ended September 30, 2024 was $46.1 million, resulting from purchases of property, plant, and equipment of $19.7 million and the acquisition of DCT and SDPI for $38.7 million were partially offset by proceeds from rental tool recovery sales of $10.9 million.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 was $3.7 million, resulting from net debt decreases of $2.6 million and purchases of treasury stock of $1.2 million.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $43.4 million, resulting from net debt increases of $44.1 million offset by the payment of debt issuance costs of $0.7 million.

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

Foreign currency risk

Our customers are primarily located in the United States, Canada, and across the Eastern Hemisphere. Therefore, foreign exchange risk exposures arise from transactions denominated in currencies other than the United States dollar, which is our functional and reporting currency. To date, a majority of our sales have been denominated in the United States and Canadian dollars. As we expand our presence in international markets, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements to minimize the impact of these fluctuations in the exchange rates. We will periodically reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, the Company’s disclosure controls and procedures were deemed ineffective by management, including the Chief Executive Officer and Chief Financial Officer. This conclusion stems from the continued presence of a material weakness in internal control over financial reporting, originally identified during the audits of the 2022 and 2023 financial statements. Despite ongoing remediation efforts and improvements made throughout 2024 and 2025, the Company has not fully addressed all prior audit findings and therefore cannot rely on its disclosure controls as of the reporting date.

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

Changes in Internal Control over Financial Reporting

On August 1, 2024, we acquired Superior Drilling Products. As the acquisition date has exceeded one year, we are now required to assess internal controls over financial reporting. Additionally, on January 2, 2025, we completed the acquisition of Titan Tools. We are permitted to omit an assessment of an acquired business' internal control over financial reporting from our assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we have excluded the internal control over financial reporting of Titan Tools from management's assessment of internal control over financial reporting as of September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 13, 2025, the Company announced a share repurchase program allowing the Company to purchase common stock held by non-affiliates, not to exceed $10.0 million in aggregate value. We remain authorized to purchase $8.8 million in aggregate value of common shares under this repurchase program.

Shares repurchased during the three months ended September 30, 2025 were as follows:

Three Months Ended September 30, 2025	Total number of shares of Common Stock Purchases	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases[1]	Remaining aggregate value authorized for repurchase
July 1, 2025 - July 30, 2025	—	—	—	9,392,339
August 1, 2025 - August 30, 2025	87,594	1.95	171,046	9,221,293
September 1, 2025 - September 30, 2025	172,314	2.17	373,422	8,847,872
Total	259,908	$2.09	$544,467	$8,847,872

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the nine months ended September 30, 2025, Michael Domino, President, Directional Tool Rentals Division adopted a pre-arranged stock trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The trading plans is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and allow for the sale of a specified number of shares of the Company’s common stock over a designated period of time, subject to certain price, timing, and volume conditions.

The plans was adopted during an open trading window in accordance with the Company’s insider trading policy and are further described below:

Name/Title	Date	Type of Arrangement	Nature of Arrangement	Duration	Aggregate number of shares
Michael Domino, President - Directional Tool Rentals Division	5/16/2025	Rule 10b5-1 Trading Plan	Sale of Common Stock	15 months	125,000

During the third quarter ended September 30, 2025, Michael Domino, President - Directional Tool Rentals Division, sold 4,166 shares of common stock pursuant to a pre-arranged trading plan adopted under Rule 10b5-1.

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

Drilling Tools International Corporation

Date: November 7, 2025	By:	/s/ David R. Johnson
David R. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)