Form 10-K
period 2025-12-31
Drilling Tools International Corp
filed 2026-03-06
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2025, was $49.8 million.

The number of shares of Registrant’s Common Stock outstanding as of March 3, 2026 was 35,185,760.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2026 Annual Meeting of Stockholders are incorporated in Part III of this annual report on Form 10-K.

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
the impact of a global pandemic;
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
•
the fact that the price per share of Common Stock paid by certain Selling Stockholders is less than the price of such shares as of the date of this Annual Report;
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

Our Company

On June 20, 2023, a merger transaction between Drilling Tools International Holdings, Inc. ("DTIH"), ROC Energy Acquisition Corp ("ROC"), and ROC Merger Sub, Inc., a directly, wholly owned subsidiary of ROC, was completed (the "Merger”). In connection with the closing of the Merger, ROC changed its name to Drilling Tools International Corporation ("DTIC"). The common stock of DTIC ("Common Stock" or the "DTIC Common Stock") commenced trading on the Nasdaq Stock Market LLC ("Nasdaq") under the symbol "DTI" on June 21, 2023.

Drilling Tools International Corporation is a global oilfield services company that designs, engineers, manufactures and provides a differentiated, rental-focused offering of tools for use in onshore and offshore horizontal and directional drilling operations, as well as other cutting-edge solutions across the well life cycle.

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

•
Grown our revenue by 357%, from $35 million in 2012 to $160 million in 2025;
•
Substantially increased our market share within North American land drilling, in which we are the market leader, based on the percentage of active projects to which we supply tools, and regularly have active tool rentals on more than 50% of working locations;
•
Expanded our footprint from 3 to 15 service and support centers in North America, allowing us to serve all major oil and gas producing basins in North America land and offshore;
•
Established 11 additional International service and support centers across Europe, Middle East, and Asia-Pacific;
•
Acquired multiple international businesses, further expanding our presence in the Eastern Hemisphere;
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

Operating Activities

Our operating activities are divided into two geographic segments:

•
Western Hemisphere — our Western Hemisphere segment focuses on providing a comprehensive range of downhole drilling tools and services primarily for onshore and offshore operations across North America and Latin America. This segment offers a rental-focused portfolio that includes directional drilling tools, stabilizers, drill collars (steel and non-magnetic), hole openers, roller reamers, and sub-assemblies, all designed to optimize wellbore performance and enhance drilling efficiency. These tools are engineered to meet API specifications and are backed by robust QA/QC processes, ensuring durability and reliability in challenging drilling environments. Strategically located service centers across the U.S. and Canada enable rapid deployment and maintenance, while engineering support and inspection services further strengthen operational performance.

Overall, our Western Hemisphere segment plays a critical role in our business by combining innovative technology with responsive customer service to meet the evolving demands of the oil and gas industry.
•
Eastern Hemisphere — our Eastern Hemisphere segment represents the company’s strategic expansion into Europe, the Middle East, and Asia-Pacific, focusing on delivering advanced drilling solutions for both land and offshore markets. This segment offers a broad portfolio of downhole tools and services across the well life cycle, including directional drilling tools, stabilizers, drill collars (steel and non-magnetic), hole openers, roller reamers, and wellbore optimization technologies. Following a series of acquisitions in 2024 and into 2025—including Deep Casing Tools, European Drilling Projects, and Titan Tools—we strengthened our capabilities in plug and abandonment, slot recovery, and completion enhancement technologies, positioning ourselves as a leader in innovation and reliability. Operations are supported by 11 international service centers strategically located across the EMEA and APAC regions, ensuring rapid deployment and localized customer support. The segment emphasizes engineering excellence, product development, and IP-driven innovation, enabling operators to meet complex drilling challenges.

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

Oil and Gas Drilling Activity

Rental tool companies’ financial and operating results are tied to the level of oil and gas drilling activity in their respective regions of operation, which, in our case, spans across both the Eastern and Western Hemispheres. Historically, the level of activity was measured by the number of active drilling rigs. For the years ended December 31, 2025 and 2024, the monthly average Western Hemisphere rig count was 867 and 940 rigs, respectively, or a decrease of 8%. Additionally, for the years ended December 31, 2025 and 2024, the monthly average Eastern Hemisphere rig count was 896 and 961 rigs, respectively, or a decrease of 7%

Drilling rigs now operate faster and drill longer laterals, resulting in more efficient production than ever before. Accordingly, we believe that well count and feet drilled are additional indicators of the level of oil and gas drilling activity.

Our Strategy

We intend to (i) maximize the profitability of our core rental tool business, (ii) commercialize new high-value rental tools that make the drilling process more efficient (iii) extend our reach into other segments of a well’s lifecycle, such as completion and production and (iv) expand geographically.

To achieve this, we have implemented a multi-pronged growth strategy focused on increasing sales to E&P operators, maximizing rental tool fleet uptime, and expanding our international footprint. E&P operators now account for over 45% of our revenue, up from less than 10% in 2014, and we aim to grow this further through persistent selling, superior customer service, and differentiated tools. Our COMPASS system optimizes inventory and tool transfers to ensure high utilization, while in-house machining and robotics minimize downtime. At the same time, we continue to professionalize our operations with auditable processes, safety compliance, and quality standards that set us apart from competitors.

To strengthen our market position, we are pursuing accretive acquisitions in the downhole rental tool sector, leveraging our industry relationships and reputation to secure attractive deals. We also differentiate through partnerships with leading tool producers, such as our exclusive agreement for the RotoSteer system, which has shown strong adoption since its 2023 launch. Looking ahead, we plan to expand internationally while maintaining North American leadership. These initiatives position us to deliver sustainable growth and deepen customer relationships across the global oilfield services market.

Our Competitive Strengths

Our company’s competitive strengths stem from an experienced management team, a large and diverse rental tool fleet, and strong customer relationships. Led by Chief Executive Officer ("CEO"), Wayne Prejean, who brings decades of oil and gas expertise, our leadership team has transformed the business from a small entrepreneurial operation into a professional organization serving major OSCs and E&P operators across 15 North American locations and 11 international service and support centers. We maintain over 340 Master Service Agreements with leading customers, supported by rigorous safety and quality standards, industry certifications, and a robust quality assurance program—requirements that many smaller competitors cannot meet.

We differentiate ourselves through scale, technology, and customer service. Our extensive rental tool fleet, concentrated in key regions like the Permian Basin, meets the diverse needs of customers across multiple geographies, creating high barriers to entry for new competitors. Our proprietary COMPASS system streamlines ordering, provides transparency, and optimizes fleet utilization, while our wide distribution network and 24/7 facilities ensure rapid turnaround and minimal downtime. Combined with a specialized salesforce that builds deep relationships at both corporate and field levels, these capabilities position us as a trusted partner and a leading provider in the downhole rental tool industry.

Customers

Our customer base is comprised of: (i) diversified OSCs, which account for approximately 48% of 2025 revenue, including but not limited to Baker Hughes Company, Halliburton Company, Phoenix Energy, and SLB (formerly Schlumberger); (ii) E&P operators, which account for approximately 48% of 2025 revenue, included but not limited to Chevron, BPX Energy, EOG Resources Inc., Occidental Petroleum Corporation, Pioneer Energy Services Corp.; and (iii) oil and gas equipment manufacturers, which account for approximately 4% of 2025 revenue, including but not limited to Liberty Lift Solutions and National Oilwell Varco.

Conducting business with top tier customers requires world-class service quality, safety and auditable work processes. These operating requirements are contained in MSAs with our clients. Obtaining MSAs can be difficult and time-consuming. We believe this creates a barrier to entry for smaller, less competent providers and provides us an industry advantage.

Employees and Employee Safety

We have 432 employees and contractors, all of whom were full-time. Our workforce includes 40 sales professionals who are divided between city-sales and field-sales teams. Keeping our workforce safe and healthy is a key priority, and management is committed to ensuring our employees return home safely after each shift. In 2018, we implemented “Safety Now,” a rigorous safety program that is part of DTI’s Safe, Inspired, Productive incentive program (“SIP”). SIP has helped reduce our total recordable incident rate from 2.3 in 2018 to 0.81 in 2025, which is lower than the industry average. The success of SIP is necessary for us to do business with many of our customers, including Baker Hughes Company, EOG Resources Inc., Occidental Petroleum Corporation and SLB.

Properties

We operate from 15 locations in North America and maintain 11 international service and support centers in Europe, Middle East, and Asia-Pacific as shown below:

Government Regulation and Environmental, Health and Safety Measures

Our business is significantly affected by federal, state and local laws and other regulations. These regulations primarily impact the operation of our facilities. The laws and regulations relate to worker safety standards, the protection of the environment, and waste management, with respect to both fluids and solids.

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

Corporate Information

Our operations date to the founding of Directional Rentals, Inc. in 1984. Its name was changed to “Drilling Tools International, Inc.” in 2014, and it is a wholly owned subsidiary of DTIH. As a result of the Merger, DTIH became a wholly owned subsidiary of ROC who then changed its name to “Drilling Tools International Corporation”. Our website address is www.drillingtools.com. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC and is expressly not incorporated by reference into this document. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

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
•
A failure of our information technology infrastructure and cyberattack could adversely impact us.
•
Our results of operations and financial condition could be negatively impacted by changes in accounting principles.
•
Adverse and unusual weather conditions may affect our operations.

Summary of Risk Factors Related to Legal and Regulatory Matters

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

We have operated under a first call supply agreement with one of our largest customer since 2013. We and this customer have agreed to multiple extensions of this agreement, the most recent of which extends the agreement through 2026. However, if we are unable to successfully negotiate extensions in the future, then our ability to do business with this customer may be greatly reduced. Moreover, the supply agreements that we have entered into with our other customers are also of limited duration and require periodic extensions. Similarly, a failure to agree to such extensions may hinder our ability to do business with these customers.

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

The delivery of our products and services requires personnel with specialized skills and experience. Our ability to be productive and profitable will depend upon our ability to attract and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, and the cost to attract and retain qualified personnel has increased. During industry downturns, skilled workers may leave the industry, reducing the availability of qualified workers when conditions improve. In addition, a significant increase in the wages paid by competing employers both within and outside of our industry could result in increases in the wage rates that we must pay. Our expenes related to salary and wages continue to increase year over year, especially those expenses related to certain key oil and gas producing regions, as we sought to meet increasing customer demand. During the year ended December 31, 2025, we experienced similar increases. If we are not able to employ and retain skilled workers, our ability to respond quickly to customer demands or strong market conditions may inhibit our growth, which could have a material adverse effect on our business, results of operations and cash flows.

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

We are an emerging growth company and smaller reporting company and as such are subject to various risks unique only to emerging growth companies and smaller reporting companies.

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

Additionally, as an emerging growth company and smaller reporting company our status as such carries various unique risks such as the risk that our financial statements may not be comparable to those of other public companies.

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

Our ability to source tools, such as drill collars, stabilizers, crossover subs, wellbore conditioning tools, drill pipe, hevi-wave drill pipe and tubing, at reasonable cost is critical to our ability to successfully compete. Among other things, international conflicts have caused steel and assembled components to increase in price. Our business and results of operations may be adversely affected by our inability to manage rising costs and the availability of the tools that we rent to our customers. Additionally, freight costs, specifically ocean freight costs, have risen significantly due to a number of factors including, but not limited to, a scarcity of shipping containers, congested seaports, a shortage of commercial drivers, capacity constraints on vessels or lockdowns in certain markets. We cannot assure you that we will be able to continue to purchase and move these tools on a timely basis or at commercially viable prices, nor can we be certain of the impact of changes to tariffs and future legislation that may impact trade with China or other countries. Should our current suppliers be unable to provide the necessary tools or otherwise fail to deliver such tools timely and in the quantities required, resulting delays in the provision of rentals to our customers could have a material adverse effect on our business, results of operations and cash flows.

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

In January 2025, President Trump issued several executive orders with a stated aim toward increasing oil and gas development within the United States, with anticipated future regulatory activity including opening federal lands to oil and gas leasing (with particular focus on resources in Alaska) and expediting permitting for oil and gas projects in the United States. While certain of the Trump administration’s actions in early 2025 indicate a clear regulatory shift in favor of oil and gas production in the United States, significant additional regulatory action is required to enact these changes. Additionally, such regulatory actions may be challenged, which could result in implementation delays or a need to take further regulatory action. Additionally, even if these regulatory actions are successful, individual permitting and leasing actions may be challenged, creating additional uncertainty.

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

We may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial impact of an acquisition transaction, including accounting charges and tax liabilities. We could become subject to legal claims following an acquisition or fail to accurately forecast the potential impact of any claims. Any of these issues could have a material adverse impact on our business and results of operations.

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

The occurrence of these events could result in substantial losses to us or to our customers due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties, suspension of operations and repairs required to resume operations. The cost of managing such risks may be significant. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators.

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

Additionally, operating internationally exposes us to a wide range of risks, including political and economic instability, regulatory changes, and market volatility. These risks encompass nationalization or expropriation of assets, restrictive taxation, inflationary pressures, civil unrest, labor disputes, natural disasters, terrorism, cyber threats, and military conflicts. We also face risks related to repatriation of income, shortages of qualified personnel, technological changes, currency fluctuations, and interest rate volatility. Each of these factors could adversely impact our ability to operate efficiently and profitably in certain regions.

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

Risks Related to Legal and Regulatory Matters

We are exposed to political, regulatory, economic, and other risks that arise from operating a multinational business, and our operations require us to comply with various domestic and international regulations, violations of which could have a material adverse effect on our business, results of operations, and financial condition.

As a global business, our operations are subject to a variety of potential risks. Such risks principally include:

•
Uncertainties and instability in global and regional economic and political conditions, including: market disruptions caused by inflation, economic recessions, or significant interest rate fluctuations; political instability, such as the conflicts in Ukraine and the Middle East, and geopolitical tensions, including those involving China and the U.S.; and terrorist activities and the international response thereto.
•
A complex and evolving legal and regulatory landscape, including: compliance with numerous and often conflicting domestic and international laws and regulations relating to anti-corruption (such as the U.S. Foreign Corrupt Practices Act), trade sanctions, import/export controls, customs, and tariffs; changes in tax laws, rates, or interpretations; environmental, workplace, health and safety, and labor and employment laws and regulations; intellectual property laws and protecting our intellectual property; and fluctuations in foreign currency exchange rates and currency exchange controls.
•
Operational challenges in our international business, such as: difficulties in staffing and managing international operations, including hiring and retaining qualified personnel in countries where language, cultural, or regulatory barriers may exist; labor-related issues, including wage inflation, labor shortages, and labor unrest; the need to modify products to meet local requirements and preferences, which may be more costly or time-consuming than anticipated; and supply chain disruptions, including transportation delays and interruptions.

These laws and regulations are complex, frequently change, and have tended to become more stringent over time. Our failure to comply could have a material adverse effect on our business, results of operations, and financial condition. For more information on risks related to international tariffs, see the Risk Factor entitled “The imposition of new or increased international tariffs may have a material adverse effect on our business, financial condition and results of operations” for additional detail.

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

Changes in environmental requirements related to greenhouse gas emissions, climate change, or alternative energy sources may negatively impact demand for our products and services. For example, oil and natural gas E&P may decline as a result of environmental requirements or laws, regulations and policies promoting the use of alternative forms of energy, including land use policies and other actions to restrict oil and gas leasing and permitting in response to environmental and climate change concerns. In recent years, federal policies governing oil and gas leasing and permitting have experienced substantial shifts and have been the subject of ongoing legal challenges, resulting in a heightened degree of regulatory uncertainty for industry participants.

Federal, state and local agencies continue to evaluate climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. For example, in 2024 the United States Environmental Protection Agency issued a new rule on methane emissions for certain oil and gas facilities, while the Inflation Reduction Act of 2022 established a charge on methane emissions above certain limits from such facilities. The Trump administration has since delayed or challenged the implementation of such rules and regulations covering methane emissions. We further note that some states may increase their regulation of oil and gas activities, greenhouse gases, and/or climate change in response to the federal government’s actions. Because our business depends on the level of activity in the oil and gas industry, existing or future laws and regulations related to greenhouse gases could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas. Likewise, such laws or regulations may result in additional compliance obligations with respect to the release, capture, sequestration and use of greenhouse gases. These additional obligations could increase our costs and have a material adverse effect on our business, results of operations, prospects and financial condition.

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

Additionally, we are subject to significant income, withholding, and other tax obligations in the United States and may become subject to taxation in numerous additional U.S. state and local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Our after-tax profitability, financial results, and effective tax rates could be subject to volatility or be affected by numerous factors, including: (a) changes in relevant tax laws, rates, treaties, regulations, accounting and tax standards, or judicial interpretations, possibly with retroactive effect; (b) changes in the composition of operating income by tax jurisdiction; (c) operating losses in jurisdictions where no tax benefit can be recorded; (d) the availability of tax deductions, credits, and other benefits to reduce tax liabilities; (e) changes in the valuation of our deferred tax assets and liabilities, if any; (f) the tax treatment of stock-based compensation; and (g) changes to our intercompany structure and business operations.

Furthermore, we are subject to audits and examinations by taxing authorities who may disagree with our tax positions, including intercompany charges and transfer pricing. The final determination of our tax liabilities involves significant estimates and interpretation of local tax laws, and the resolution of any tax disputes is uncertain. An adverse outcome from an audit, examination, or dispute could result in the assessment of additional taxes and negatively impact our after-tax profitability, financial condition, and operating results.

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

We will continue to refine our internal control over financial reporting. We will be required to make a formal assessment of the effectiveness of our internal control over financial reporting and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we have been engaging, and will continue to engage, in a process to document and evaluate our internal control over financial reporting. This process is both costly and challenging, and requires us to dedicate significant internal resources. We may also engage outside consultants and hire new employees with the requisite skillset and experience. We have developed a plan to assess and document the adequacy of our internal control over financial reporting, validated through testing that controls are functioning as documented. There is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

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
•
general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics, currency fluctuations and acts of war or terrorism; and
•
other risk factors listed under this “Risk Factors” section.

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

As a publicly-traded company, we will continue to incur significant legal, accounting and other expenses. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), regulations related thereto and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and the Nasdaq Stock Market, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will continue to increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.

We are subject to reporting and other obligations under applicable securities laws, SEC rules and the rules of the Nasdaq Stock Market. These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources. Moreover, any failure to maintain effective internal controls could cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially harmed, which could also cause investors to lose confidence in our reported financial information, which could result in a lower trading price of our common shares.

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

We may retain future earnings, if any, for future operations, expansion, and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made by the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness DTIC or its subsidiaries incur. As a result, you may not receive any return on an investment in Common Stock unless you sell your shares of Common Stock for a price greater than that which you paid for it.

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

Use Of Service Providers

As part of its cybersecurity risk-management program, the Company has processes designed to identify and oversee cybersecurity risks related to third-party service providers, including risk-based diligence prior to engagement, the use of contractual information-security protections where appropriate, and ongoing monitoring of material vendor relationships.

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

The Company’s Chief Financial Officer and VP of Finance are responsible for the oversight and communication of cybersecurity threats and risks to the Company’s Board of Directors. They meet regularly with the Board of Directors where a Cybersecurity roadmap progress is shared with the board. The management team members responsible for overseeing cybersecurity risk have relevant experience in information technology, data security, and enterprise risk management gained through their professional roles, including overseeing third-party service providers and implementing policies and controls designed to manage technology-related risks.

Item 2. Properties.

As of December 31, 2025, our two reporting segments operated out of 15 facilities in 13 locations, 12 of which are located in the United States and one of which is located in Canada. Internationally, we operated out of 5 facilities in 4 locations. Our properties are comprised of service centers and manufacturing facilities, 100% of which are leased. Please see the table below for additional information on our properties:

Location	Type	Own/Lease

United States:
Broussard, LA	Service Center, Manufacturing Facility	Lease
New Iberia, LA	Service Center	Lease
Shreveport, LA	Service Center	Lease
Williston, ND	Service Center	Lease
Oklahoma City, OK	Service Center	Lease
Charleroi, PA	Service Center	Lease
Houston, TX	Service Center, Manufacturing Facility	Lease
Midland, TX (1)	Service Center	Lease
Odessa, TX (1)	Service Center, Manufacturing Facility	Lease
Carlsbad, NM	Service Center	Lease
Casper, WY	Service Center	Lease
Vernal, UT	Service Center	Lease
Canada:	Service Center	Lease
Nisku, Canada	Service Center	Lease
Middle East:
Dubai, UAE	Service Center	Lease
United Kingdom:
Aberdeen, Scotland (1)	Service Center	Lease
Europe:
Amsterdam, The Netherlands	Support Center	Lease
Wietzendorf, Germany	Service Center	Lease
(1) Consists of two facilities

Item 3. Legal Proceedings.

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have, in the opinion of our management, there is no pending litigation, dispute or claim against us that, if decided adversely, will have a material adverse effect on our results of operations, financial condition or cash flows. See Note 14, Commitments and Contingencies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock is listed on Nasdaq under the symbol “DTI”. On December 31, 2025, the closing price of the Common Stock was $2.45 per share. As of December 31, 2025, there were approximately 49 holders of record of Common Stock. Such number does not include beneficial owners holding shares of the Common Stock through nominees or shares held in brokerage accounts.

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

Share Repurchase Program

On May 13, 2025, the Company announced a share repurchase program allowing the Company to purchase common stock held by non-affiliates, not to exceed $10.0 million in aggregate value. Under our repurchase program, shares may be repurchased from time to time in open market transactions or block trades, in privately negotiated transactions or any other method permitted under U.S. securities laws, rules and regulations. The repurchase program does not oblige the Company to purchase any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company's discretion.

The Inflation Reduction Act of 2022 provides for, among other things, the imposition of a 1% U.S. Federal excise tax on certain repurchases of stock by publicly traded U.S. corporations after December 31, 2022. Accordingly, this new excise tax applies to our share repurchase program. For the years ended December 31, 2025, issuances of shares exceeded share repurchases and, as such, there was no excise tax. In future years, the Company could be subject to the excise tax depending on the total shares repurchased in comparison to shares issued.

Issuer Purchases of Equity Securities

The following sets forth information with respect to our repurchase of common stock during the three months ended December 31, 2025:

Period	Total number of shares of Common Stock Purchases	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases	Remaining aggregate value authorized for repurchase
October 1, 2025 - October 31, 2025	—	—	—	8,847,872
November 1, 2025 - November 30, 2025	—	—	—	8,847,872
December 1, 2025 - December 31, 2025	42,650	2.65	112,900	8,734,971
Total	42,650	$2.65	$112,900	$8,734,971

On May 13, 2025, our board of directors authorized the repurchase of up to $10.0 million of our common stock. In connection with this authorization, we have entered into a Rule 10b5-1 plan, which, as of December 31, 2025, has resulted in the repurchase of 42,650 shares of our common stock.

During the year ended December 31, 2025, Michael Domino, President, Directional Tool Rentals Division adopted a pre-arranged stock trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and allow for the sale of a specified number of shares of the Company’s common stock over a designated period of time, subject to certain price, timing, and volume conditions.

The plan was adopted during an open trading window in accordance with the Company’s insider trading policy and are further described below:

Name/Title	Date	Type of Arrangement	Nature of Arrangement	Duration	Aggregate number of shares
Michael Domino, President - Directional Tool Rentals Division	5/16/2025	Rule 10b5-1 Trading Plan	Sale of Common Stock	15 months	125,000

During the year ended December 31, 2025, Michael Domino, President - Directional Tool Rentals Division, sold 10,415 shares of common stock pursuant to a pre-arranged trading plan adopted under Rule 10b5-1.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” included elsewhere in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

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

Our revenues are derived from two sources: tool rental and product sales. Tool rental revenues are derived from the rental of tools used in bottom hole assemblies (“BHA”), various wellbore optimization tools, and tubular goods for drilling, workover, and completion operations. Additionally, tool rental revenue consists of the repair and inspection of such tools. Product sale revenues are derived from the sale of target depth technologies, the manufacturing and repair of tools for external customers, and tool recovery revenue. During the years ended December 31, 2025 and 2024, we derived 81% and 76% of total revenues from tool rentals and 19% and 24% from product sales, respectively.

We operate out of 2 reporting segments, split by geography, consisting of the Western Hemisphere operations and the Eastern Hemisphere operations.

Market Factors

See "Item 1. Business" for information on our products and business. Demand for our services and products depends primarily upon the general level of activity in the oil and gas industry, including the number of active drilling rigs, the number of wells drilled, the depth and working pressure of these wells, the number of well completions, the level of well remediation activity, the volume of production and the corresponding capital spending by oil and natural gas companies. Oil and gas activity is in turn heavily influenced by, among other factors, investor sentiment, availability of capital and oil and gas prices locally and worldwide, which have historically been volatile.

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

Recent Developments and Trends

Oil and Natural Gas Prices

The following table summarized average oil and natural gas prices in North America over the indicated periods as well as International and Domestic industry activity levels as reflected by the average number of active onshore drilling rigs during the same periods.

	Year Ended December 31,
	2025	2024	Change
WTI Oil Price ($/bbl.)(1)	$65.46	$76.55	-14%
Natural Gas Price ($/MMBtu)(2)	$3.53	$2.19	61%
Western Hemisphere Drilling Rigs (3)	867	940	-8%
Eastern Hemisphere Drilling Rigs (3)	896	961	-7%

(1) U.S. Energy Information Administration (“EIA”) Cushing, OK WTI (“West Texas Intermediate”) monthly average spot price per barrel of crude oil.

(2) EIA Henry Hub Natural Gas monthly average spot price per million British Thermal Unit (“MMBtu”).

(3) Baker Hughes, includes land and offshore activity and does not include miscellaneous rigs

In the year ended December 31, 2025, the oil and gas market witnessed a dynamic interplay of geopolitical tensions, shifting demand dynamics, and evolving economic factors. U.S. oil production reached record highs, averaging 13.5 million barrels per day, driven by the Permian Basin and offshore developments. However, this surge in supply coincided with an increasing surplus in global oil supply over demand, leading to downward pressure on prices. Crude oil prices experienced declines, specifically WTI, whose monthly average decreased by 14% in 2025 compared to 2024. Despite the high volatility in spot oil prices described above, our customers tend to be more focused on medium-term and long term commodity prices when making investment decisions due to the longer lead times for offshore projects.

In the year ended December 31, 2025, U.S. natural gas prices experienced a notable rebound following the record lows of 2024. The monthly average Henry Hub spot price increased by 61% in 2025 compared to 2024. An increase in demand is expected to outpace any expected growth in U.S. production, leading to a tightening of inventories and supporting higher prices throughout 2025.

Notwithstanding the significant commodity price volatility over the past several years, we have seen decreases in both the Western and Eastern Hemisphere. During the year ended December 31, 2025, the weekly average Western Hemisphere rig count, as reported by Baker Hughes decreased by 8% as compared to the weekly average during the year ended December 31, 2024. Additionally, during the year ended December 31, 2025, the weekly average Eastern Hemisphere rig count, as reported by Baker Hughes decreased by 7% as compared to the weekly average during the year ended December 31, 2024. However, notwithstanding the impact of longer laterals, improved rig efficiencies have partially offset the impact of this reduction.

Inflation and Increased Costs

We are experiencing the impacts of global inflation, both in increased personnel costs and the prices of goods and services required to operate rigs and execute capital projects. While we are currently unable to estimate the ultimate impact of rising prices, we do expect that our costs will continue to rise in the near term and will impact our profitability.

Consolidated Results of Operations

The following discussions relating to significant line items from our consolidated statements of comprehensive income (loss) are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts.

We have two operating segments consisting of the Western Hemisphere segment and the Eastern Hemisphere segment. Our results of operations are evaluated by the Chief Executive Officer on a consolidated basis as well as at the segment level. The performance of our operating segments is primarily evaluated based on segment EBITDA (in addition to other measures), which is defined as income before taxes and before interest income (expense), net, other income (expense), net and corporate and other expenses not allocated to the operating segments.

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenue, net:
Western Hemisphere	$148,569	$152,409	$(3,840)	-3%
Eastern Hemisphere	23,476	13,206	10,270	78%
Intersegment Revenue	(12,420)	(11,169)	(1,251)	nm
Total revenue, net	159,626	154,446	5,180	3%
Segment EBITDA
Western Hemisphere	49,494	51,458	(1,964)	-4%
Eastern Hemisphere	533	1,306	(773)	-59%
Total segment EBITDA	50,027	52,764	(2,737)	-5%
Costs and other deductions:
Corporate and other expenses[1]	13,920	15,504	(1,584)	-10%
Depreciation and amortization expense	27,290	23,832	3,458	15%
Interest expense, net	5,053	3,369	1,684	50%
Gain (loss) on asset disposal	65	(60)	125	nm
Unrealized gain (loss) on equity securities	—	(368)	368	nm
Goodwill impairment	1,901	—	1,901	nm
Other operating and non-operating costs, net	4,654	7,503	(2,849)	-38%
Total costs and other deductions	52,883	49,780	3,103	6%
Income before income taxes	(2,856)	2,984	(5,840)	-196%
Income tax benefit (expense)	(905)	30	(935)	-3117%
Net income (loss)	$(3,761)	$3,014	$(6,775)	-225%

(1) Corporate and other includes stock compensation expense, monitoring expenses, and unallocated corporate expenses

(2) nm = not meaningful

Western Hemisphere

Western Hemisphere revenue was $148.6 million for the year ended December 31, 2025, a decrease of $3.8 million, or 3%, compared to the year ended December 31, 2024. The decrease in revenues was driven by a decrease in tool rental revenue as a result of lower customer activity levels during 2025. Western Hemisphere segment income was $49.5 million for the year ended December 31, 2025, a decrease of $2.0 million, or 4%, compared to the year ended December 31, 2024. The decrease was in line with the decrease in revenue and driven by lower customer activity levels in 2025.

Eastern Hemisphere

Eastern Hemisphere revenue was $23.5 million for the year ended December 31, 2025, an increase of $10.3 million, or 78% compared to the year ended December 31, 2024. The increase in revenues was driven by the recent acquisitions of tool rental businesses located within the Eastern Hemisphere. Eastern Hemisphere segment income was $0.5 million for the year ended December 31, 2025, a decrease of $0.8 million, or 59%, compared to the year ended December 31, 2024. The decrease was driven by increased headcount as a result of the acquisitions and an activity decline seen in the Middle Eastern market.

Corporate and other expenses

Corporate and other expenses was $13.9 million for the year ended December 31, 2025, a decrease of $1.5 million, or 15%, compared to the year ended December 31, 2024. The decrease was primarily driven by the reallocation of certain corporate expenses as a result of the recent segment reorganization in January of 2025.

Depreciation and amortization

Depreciation and amortization was $27.3 million for the year ended December 31, 2025, an increase of $3.5 million, or 10%, compared to the year ended December 31, 2024. The increase was primarily driven by the addition of Titan Tools property, plant and equipment and intangible assets following the close of the acquisition in January 2025.

Interest expense, net

Interest expense, net was $5.1 million for the year ended December 31, 2025, an increase of $1.6 million, or 50%, compared to the year ended December 31, 2024. The increase was primarily driven by a full year of interest on the credit facility compared to a partial year in 2024.

Other operating and non-operating costs, net

Other operating and non-operating costs, net was $4.7 million for the year ended December 31, 2025, a decrease of $2.9 million, or 38%, compared to the year ended December 31, 2024. The decrease was driven by a reduction in transaction costs related to the acquisitions occurring in 2024. This decrease was offset by restructuring costs related to the segment reorganization as well as software implementation fees.

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

The following tables present a reconciliation of Adjusted EBITDA to net income for the years ended December 31, 2025 and 2024 (non-recurring transaction expenses recorded to other (income) expense are presented separately within Adjusted EBITDA):

	Year Ended December 31,
(In thousands)	2025	2024
Net income (loss)	$(3,761)	$3,014
Add (deduct):
Income tax expense	905	(30)
Depreciation and amortization	27,290	23,832
Interest expense, net	5,053	3,369
Stock based compensation	2,464	2,092
Management fees	750	750
Loss (gain) on sale of property	65	(60)
Loss (gain) on remeasurement of previously held equity interest	—	(368)
Goodwill impairment	1,901	—
Transaction expense	1,155	7,036
Other expense, net	3,499	467
Adjusted EBITDA	$39,321	$40,102

Liquidity and Capital Resources

On December 31, 2025 and 2024, we had $3.6 million and $6.2 million of cash and cash equivalents, respectively. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under the Credit Facility Agreement. We may use additional cash generated to execute strategic acquisitions or for general corporate purposes. We believe that our existing cash on hand, cash generated from operations and available borrowings under the Credit Facility Agreement will be sufficient for at least the next twelve months to meet working capital requirements and anticipated capital expenditures.

Credit Facility Agreement

Reference is made to the disclosure set forth under the heading “Revolving Credit Facility” in Note 19, Long-Term Debt, of the notes to the consolidated financial statements included elsewhere in this Report.

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

Contractual Obligations and Commitments

Our material contractual obligations arise from leases of facilities and vehicles under non-cancellable operating leases agreements. See Note 14, Commitments and contingencies, of the notes to the consolidated financial statements included elsewhere in this Report.

Tax Obligations

We currently have available federal net operating loss carryforwards to offset our federal taxable income, and we expect that these carryforwards will substantially reduce our cash tax payments over the next several years. If we forfeit these carryforwards for any reason or deplete them faster than anticipated, our cash tax obligations could increase substantially. For additional information, see Note 10, Income Taxes, of the notes to the consolidated financial statements included elsewhere in this Report.

Cash Flows

The following table sets forth our cash flows for the period indicated:

	Year Ended December 31,
(In thousands)	2025	2024
Net cash flows from:
Operating activities	$19,923	$6,058
Investing activities	(13,270)	(53,586)
Financing activities	(9,298)	47,885
Effect of changes in foreign exchange rate	108	(175)
Net increase (decrease) in cash and cash equivalents	$(2,537)	$182

Cash Flows (Used In) Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2025 was $19.9 million, the drivers being a net loss of $3.7 million, including a decrease in net working capital of $3.9 million, offset by non-cash add backs of $27.5 million. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report entitled “Risk Factors.”

Net cash provided by operating activities for the year ended December 31, 2024 was $6.1 million, the drivers being net income of $3.0 million, including add backs of non-cash charges totaling $20.6 million, offset by a decrease in net working capital of $17.6 million.

Cash Flows (Used In) Provided by Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $13.3 million, resulting from purchases of property, plant, and equipment of $20.1 million, purchases of intangible assets of $1.7 million, and the acquisition of Titan for $5.6 million, partially offset by proceeds from rental tool recovery sales of $14.2 million.

Net cash used in investing activities for the year ended December 31, 2024 was $53.6 million, resulting from purchases of property, plant, and equipment of $22.9 million and multiple business acquisitions totaling $47.3 million. These outflows were partially offset by proceeds from rental tool recovery sales of $15.3 million and proceeds from the sale of equity securities of $1.2 million.

Cash Flows (Used In) Provided by Financing Activities

Net cash used in financing activities for the year ended December 31, 2025 was $9.3 million, resulting from net debt repayments of $8.0 million and purchases of treasury stock of $1.3 million.

Net cash provided by financing activities for the year ended December 31, 2024 was $47.9 million, resulting from net debt borrowings of $48.6 million offset by the payment of debt issuance costs of $0.7 million.

Critical Accounting Estimates and Assumptions

We believe that of our significant accounting policies, which are described in Note 1, Summary of significant accounting policies, of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations

Long-Lived Asset Impairment

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent to or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. See Note 7, Goodwill for discussion around the Company's resegmentation and resulting goodwill impairment that occurred during the year ended December 31, 2025.

For property, plant and equipment, events or circumstances indicating possible impairment may include a significant decrease in market value or a significant change in the business climate. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying amount over its fair value. For the year ended December 31, 2025 and 2024, management determined that there was no impairment with regard to our property, plant, and equipment.

Goodwill

We use the acquisition method to account for business combinations and, to the extent that the purchase price exceeds the fair value of the net assets acquired, we record goodwill. In accordance with U.S. GAAP, we are required to evaluate our goodwill at least annually. We perform our annual goodwill assessment as of October 31, or more frequently if indicators of impairment exist. Qualitative factors that indicate impairment could include, but are not limited to, (i) macroeconomic conditions, (ii) industry and market considerations, (iii) cost factors, (iv) overall financial performance of the reporting unit, and (v) other relevant entity-specific events. The first step in our annual goodwill assessment is to perform the optional qualitative assessment allowed by ASC Topic 350 “Intangibles - Goodwill and Other” (ASC 350). In our qualitative assessment, we evaluate relevant events or circumstances to determine whether it is more likely than not (i.e., greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, ASC 350 requires us to compare the fair value of such reporting unit to its carrying value including goodwill. To determine the fair value of our reporting units, we use multiple valuation techniques including a discounted cash flow analysis, using the applicable weighted average cost of capital, in combination with a market approach that uses market multiples and a selection of guideline public companies. This test requires us to make assumptions about the future growth of our business and the market in general, as well as other variables such as the level of investment in capital expenditure, growth in working capital requirements and the terminal or residual value of our reporting units beyond the periods of estimated annual cash flows. We may use a third-party valuation firm to assist us with this analysis. If the fair value of each reporting unit exceeds its carrying value, no action is required. Otherwise, an impairment loss is recorded to the extent that the carrying amount of the reporting unit including goodwill exceeds the fair value of that reporting unit. We believe the estimates and assumptions used in our impairment assessment are reasonable based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated during current or future periods.

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

Costs that are directly attributable to business combinations are expensed as incurred within other expenses, net, on the consolidated statements of comprehensive income (loss). The results of operations of acquisitions are included in the consolidated financial statements from the date of acquisition.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

Credit risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We maintain cash and cash equivalents with major and reputable financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation on such deposits but may be redeemed upon demand. We perform periodic evaluations of the relative credit standing of these financial institutions. With respect to accounts receivable, we monitor the credit quality of our customers as well as maintain an allowance for credit losses for estimated losses resulting from the inability of customers to make required payments.

Concentration risk

During the years ended December 31, 2025 and December 31, 2024, 27% and 28%, respectively, of our total revenue was earned from 2 of our customers. Amounts due from these customers included in accounts receivable at December 31, 2025 and December 31, 2024 were approximately $6.4 million and $6.3 million, respectively.

Foreign currency risk

Our customers are primarily located in the United States and Canada, but through the recent acquisitions, this has expanded to include customers located in countries all across the globe. Therefore, foreign exchange risk exposures arise from transactions denominated in currencies other than the U.S. dollar, which is our functional and reporting currency. To date, a majority of our sales have been denominated in United States and Canadian dollars but we expect more sales to be denominated in other foreign currencies as we continue to expand globally. As we expand our presence in international markets, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements to minimize the impact of these fluctuations in the exchange rates. We will periodically reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Item 8. Financial Statements and Supplementary Data.

DRILLING TOOLS INTERNATIONAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)

Report of Independent Registered Public Accounting Firm (Predecessor) (PCAOB ID Number 410)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statement of Comprehensive Income (Loss) for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2025 and 2024

Consolidated Statement of Cash Flows for the Years Ended December 31, 2025 and 2024

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Drilling Tools International Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Drilling Tools International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2025.

Houston, Texas

March 6, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Drilling Tools International Corporation

Opinion on the Consolidated Financial Statements

We have audited the consolidated balance sheets of Drilling Tools International Corporation (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income and comprehensive income, changes in redeemable convertible preferred stock and shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Change in Segments

As discussed in Note 17 to the consolidated financial statements, subsequent to December 31, 2024 the Company determined that it is comprised of two reportable segments. Accordingly, the Company has retrospectively revised its segment disclosures for all periods presented.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Austin, Texas

March 14, 2025, except for Note 17, as to which the date is March 6, 2026.

We served as the Company's auditor between 2022 and 2025.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share data)	2025	2024
ASSETS
Current assets
Cash	$3,648	$6,185
Accounts receivable, net	37,683	39,606
Related party note receivable, current	1,541	909
Inventories	18,149	17,502
Prepaid expenses and other current assets	3,866	3,874
Total current assets	64,887	68,076
Property, plant and equipment, net	72,602	75,571
Operating lease right-of-use asset	25,181	22,718
Intangible assets, net	39,674	37,232
Goodwill	14,616	12,147
Deferred financing costs, net	468	817
Related party note receivable, less current portion	3,836	4,262
Deposits and other long-term assets	917	1,608
Total assets	$222,181	$222,431
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,785	$11,983
Accrued expenses and other current liabilities	10,711	7,864
Current portion of operating lease liabilities	4,335	4,121
Current maturities of long-term debt	5,989	6,995
Total current liabilities	30,820	30,963
Operating lease liabilities, less current portion	21,494	18,765
Revolving line of credit	25,000	27,142
Long-term debt, less current portion	14,827	19,676
Deferred tax liabilities, net	7,167	5,926
Total liabilities	99,308	102,472
Commitments and contingencies (See Note 14)
Shareholders' equity
Common stock, $0.0001 par value, shares authorized 500,000,000 as of December 31, 2025 and December 31, 2024, 35,661,297 issued and outstanding as of December 31, 2025 and 34,704,696 shares issued and outstanding as of December 31, 2024	4	3
Less: Treasury stock at cost, 505,169 and 0 shares as of December 31, 2025 and December 31, 2024, respectively	(1,265)	—
Additional paid-in-capital	130,801	125,415
Accumulated deficit	(7,343)	(3,582)
Accumulated other comprehensive income (loss)	664	(1,877)
Total Drilling Tools International stockholder's equity	122,861	119,959
Non-controlling interest	12	—
Total equity	122,873	119,959
Total liabilities and shareholders' equity	$222,181	$222,431

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands, except share and per share data)	2025	2024
Revenue, net:
Tool rental	$129,562	$117,926
Product sale	30,064	36,520
Total revenue, net	159,626	154,446
Costs and other deductions:
Cost of tool rental revenue, exclusive of depreciation and amortization	28,911	24,110
Cost of product sale revenue, exclusive of depreciation and amortization	12,369	14,381
Selling, general, and administrative expense	82,239	78,695
Depreciation and amortization expense	27,290	23,832
Interest expense, net	5,053	3,369
Loss (gain) on asset disposal	65	(60)
Loss (gain) on remeasurement of previously held equity interest	—	(368)
Goodwill impairment	1,901	—
Other operating and non-operating expense, net	4,654	7,503
Total costs and other deductions	162,482	151,462
Income (loss) before income tax expense	(2,856)	2,984
Income tax benefit (expense)	(905)	30
Net income (loss)	$(3,761)	$3,014
Less: Net income (loss) attributable to non-controlling interest	—	—
Net income (loss) attributable to Drilling Tools International stockholders	$(3,761)	$3,014
Basic earnings (loss) per share	$(0.11)	$0.09
Diluted earnings (loss) per share	$(0.11)	$0.09
Basic weighted-average common shares outstanding	35,533,268	31,938,847
Diluted weighted-average common shares outstanding	35,533,268	32,308,179
Comprehensive income (loss):
Net income (loss)	$(3,761)	$3,014
Foreign currency translation adjustment, net of tax	$2,541	(1,652)
Net income (loss) attributable to non-controlling interest	—	—
Net comprehensive income (loss)	$(1,220)	$1,362

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount		Additional Paid-In Capital		Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Drilling Tools International Shareholders' Equity	Non-controlling Interest	Total Equity
BALANCE, December 31, 2023	29,768,568	$3	—	$—		$95,218		$(6,306)		$(225)	$88,690	$—	$88,690
Stock-based compensation	—	—	—	—		1,647		—		—	1,647	—	1,647
Shares issued due to vesting of restricted stock units	74,440	—	—	—		443		—		—	443	—	443
Exercise of stock options	16,556	—	—	—		255		(290)		—	(35)	—	(35)
Issuance of Common Stock related to business combinations	4,845,132	—	—	—		27,714		—		—	27,714	—	27,714
Accelerated vesting of substitute stock options	—	—	—	—		138		—		—	138	—	138
Foreign currency translation adjustment, net of tax	—	—	—	—		—		—		(1,652)	(1,652)	—	(1,652)
Net income	—	—	—	—		—		3,014		—	3,014	—	3,014
BALANCE, December 31, 2024	34,704,696	$3	—	$—		$125,415		$(3,582)		$(1,877)	$119,959	$—	$119,959
Stock-based compensation	—	—	—	—	—	2,478	—	—	—	—	2,478	—	2,478
Shares issued due to vesting of restricted stock units	68,560	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock units	—	—	—	—	—	(14)	—	—	—	—	(14)	—	(14)
Issuance of Common Stock related to business combinations	888,041	1	—	—	—	2,922	—	—	—	—	2,923	—	2,923
Purchase of treasury stock	—	—	505,169	(1,265)	—	—	—	—	—	—	(1,265)	—	(1,265)
Initial recognition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	12	12
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	2,541	2,541	—	2,541
Net loss	—	—	—	—	—	—	—	(3,761)	—	—	(3,761)	—	(3,761)
BALANCE, December 31, 2025	35,661,297	$4	505,169	$(1,265)		$130,801		$(7,343)		$664	$122,861	$12	$122,873

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(3,761)	$3,014
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	27,290	23,832
Amortization of deferred financing costs	349	313
Non-cash lease expense	5,519	5,121
Unrealized loss on currency remeasurement	194	225
Write off of excess and obsolete inventory	797	—
Write off of property and equipment	720	—
Provision (recovery) for credit losses	584	424
Deferred tax expense/(benefit)	(539)	(778)
Loss (gain) on sale of property	59	(60)
Realized loss on equity securities	—	12
Unrealized (gain) loss on equity securities	—	(368)
Gain on sale of lost-in-hole equipment	(11,591)	(10,027)
Stock-based compensation expense	2,464	2,092
Interest income on related party note receivable	(207)	(151)
Goodwill impairment	1,901	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,026	(4,015)
Prepaid expenses and other current assets	1,993	874
Inventories	953	(4,320)
Operating lease liabilities	(4,871)	(4,832)
Accounts payable	(4,755)	(78)
Accrued expenses and other current liabilities	(1,202)	(5,220)
Net cash flows from operating activities	19,923	6,058
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(5,622)	(47,258)
Proceeds from sale of property and equipment	38	79
Purchase of property, plant and equipment	(20,147)	(22,892)
Proceeds from sale of lost-in-hole equipment	14,154	15,253
Proceeds from sale of equity securities	—	1,244
Purchases of intangible assets	(1,693)	(12)
Net cash flows from investing activities	(13,270)	(53,586)
Cash flows from financing activities:
Investment from non-controlling interest into VIE	12	—
Purchase of treasury stock	(1,265)	—
Payment of deferred financing costs	—	(722)
Proceeds from revolving line of credit	53,341	38,618
Payments on revolving line of credit	(55,483)	(11,476)
Repayment of promissory note	(903)	—
Proceeds from term loan	—	25,000
Payments on term loan	(5,000)	(3,535)
Net cash flows from financing activities	(9,298)	47,885
Effect of Changes in Foreign Exchange Rate	108	(175)
Net Change in Cash	(2,537)	182
Cash at Beginning of Period	6,185	6,003
Cash at End of Period	$3,648	$6,185

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

On June 20, 2023, a merger transaction between Drilling Tools International Holdings, Inc. ("DTIH"), ROC Energy Acquisition Corp ("ROC"), and ROC Merger Sub, Inc., a directly, wholly owned subsidiary of ROC, was completed (the "Merger”). In connection with the closing of the Merger, ROC changed its name to Drilling Tools International Corporation. The common stock of DTIC ("Common Stock" or the "DTIC Common Stock") commenced trading on the Nasdaq Stock Market LLC ("Nasdaq") under the symbol "DTI" on June 21, 2023.

On March 15, 2024 (the “CTG Acquisition Date”), we entered into a Share Purchase Agreement (the “CTG Share Purchase Agreement”) with Casing Technologies Group Limited (“CTG”), certain shareholders of CTG, and a representative of CTG. Pursuant to the terms of the CTG Share Purchase Agreement, the Company acquired one hundred percent (100%) of the shares of CTG (the “CTG Acquisition”), which wholly owns Deep Casing Tools Limited (“Deep Casing”), an energy technology development company, for approximately $20.9 million. For further details regarding the acquisition, refer to Note 3 – Business Combinations.

On March 6, 2024, the Company entered into an agreement and plan of merger (the "Merger Agreement") by and among the Company, Superior Drilling Products, Inc., a Utah corporation (“SDPI”), DTI Merger Sub I, Inc., a Delaware corporation and directly wholly owned subsidiary of the Company (“Merger Sub I”), and Merger DTI Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub II”). In accordance with the terms of the Merger Agreement, the closing of the merger occurred on July 31, 2024 (the “SDPI Closing Date”) for total consideration of $47.9 million. For further details regarding the acquisition, refer to Note 3 - Business Combinations.

On October 3, 2024, the Company’s wholly owned subsidiary, Drilling Tools International, Inc., entered a Share Purchase Agreement (the "EDP Share Purchase Agreement") with European Drilling Projects B.V. (“EDP”), and the sole shareholder of EDP, to acquire 100% of the shares of EDP. The total purchase price of the acquisition was $13.9 million. For further details regarding the acquisition, refer to Note 3 – Business Combinations.

On January 2, 2025, the Company’s wholly owned subsidiary, Drilling Tools International, Inc., completed the acquisition of 100% of the shares of Titan Tools Group Limited (“Titan”) for a total consideration of $10.8 million. For further details regarding the acquisition, refer to Note 3 – Business Combinations.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as set forth by the Financial Accounting Standards Board ("FASB") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). References to US GAAP issued by the FASB in these notes to the accompanying consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”).

During the year ended December 31, 2025, the Company changed the presentation of its consolidated statements of comprehensive income (loss) from a two-step format to a one-step format. Under the previous two-step format, operating income was presented as a subtotal. Under the new one-step format, all revenues are presented, followed by all expenses and losses, including income taxes, without the presentation of intermediate subtotals such as operating income. This change was made to simplify the presentation and enhance comparability with peer companies that use a similar format. The prior period’s income statement has been revised to conform to the current year’s presentation. This change in format does not affect the recognition, measurement, or classification of individual line items and has no impact on net income or other key financial metrics.

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

Foreign Currency Translations and Transactions

The Company has determined that the functional and reporting currency for its operations across the globe is the functional currency of the Company’s international subsidiaries. Accordingly, all foreign balance sheet accounts have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the consolidated statements of comprehensive income (loss) have been translated at the average rates during the reporting period. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other operating and non-operating expenses, net in the accompanying consolidated statements of comprehensive income (loss).

Concentration of Credit Risk

The Company’s customer concentration may impact its overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.

During the years ended December 31, 2025 and December 31, 2024, 27% and 28%, respectively, of our total revenue was earned from two of our customers. Amounts due from these customers included in accounts receivable at December 31, 2025 and December 31, 2024 were approximately $6.4 million and $6.3 million, respectively.

For the years ended December 31, 2025 and December 31, 2024, none of our vendors accounted for more than 10% of total purchases.

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

Business Combinations

The Company applies the acquisition method of accounting for business combinations, which requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. We account for contingent assets and liabilities at fair value on the acquisition date, and record changes to fair value associated with these assets and liabilities as a period cost as incurred. We use established valuation techniques and engage reputable valuation specialists to assist us with these valuations. We use a reasonable measurement period to record any adjustment related to the opening balance sheet (generally, less than one year). These fair value measurements are considered level 3 fair value measurements. After the measurement period, changes to the opening balance sheet can result in the recognition of income or expense as period costs. To the extent these items stem from contingencies that existed at the balance sheet date, but are contingent upon the realization of future events, the cost is charged to expense at the time the future event becomes known.

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

Contract Assets and Liabilities

Contract assets represent the Company’s rights to consideration for work completed but not billed. As of December 31, 2025 and 2024, the Company had contract assets of $7.2 million and $5.4 million, respectively. Contract assets were recorded in accounts receivable, net in the accompanying consolidated balance sheets. The changes in contract assets for the year ended December 31, 2025 and 2024 were as follows (in thousands):

Balance at December 31, 2023	$4,157
Revenue recognized from contract assets	55,814
Conversion of contract assets into accounts receivable	(54,522)
Balance at December 31, 2024	$5,449
Revenue recognized from contract assets	42,598
Conversion of contract assets into accounts receivable	(40,851)
Balance at December 31, 2025	7,196

Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of December 31, 2025 and 2024, the Company did not have any contract liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

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

The changes in the allowance for credit losses for the year ended December 31, 2025 and 2024 were as follows (in thousands):

Balance at December 31, 2023	$(1,458)
Provisions for expected credit losses	(439)
Utilization of allowance for credit losses	207
Balance at December 31, 2024	$(1,690)
Provisions for expected credit losses	(595)
Foreign currency adjustments	(130)
Utilization of allowances for credit losses	213
Balance at December 31, 2025	$(2,202)

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the specific identification method or the first-in-first-out ("FIFO") method, depending on the type of inventory. Inventory that is obsolete or in excess of forecasted usage is written down to its net realizable value based on assumptions regarding future demand and market conditions. Inventory write-downs are charged to cost of rental revenue and cost of product sale revenue within the operating costs section of the consolidated statements of comprehensive income (loss) and establish a new cost basis for the inventory. Inventory includes raw material, work-in-progress, and finished goods.

Property, Plant and Equipment

Property, plant and equipment purchased by the Company are recorded at cost less accumulated depreciation. Depreciation is recorded using the straight-line method based on the estimated useful lives of the depreciable property or, for leasehold improvements, the remaining term of the lease, whichever is shorter. Assets not yet placed in use are not depreciated.

Property, plant and equipment acquired as part of a business acquisition is recorded at acquisition date fair value.

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

Impairment of Long-Lived Assets

Long-lived assets with finite lives include property, plant and equipment, operating lease right of use assets, and acquired intangible assets. The Company evaluates long-lived assets, including acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount for which the carrying amount of the assets exceeds the fair value of the asset or asset group.

For the year ended December 31, 2025, management determined that there were no triggering events necessitating impairment testing of long-lived assets.

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

We recognized operating lease revenue within “Tool rental” on the consolidated statements of comprehensive income (loss).

Intangibles

Intangible assets with finite useful lives include customer relationships, trade name, patents, non-compete agreements and a supply agreement. These intangible assets are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible are realized.

Goodwill

Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. We evaluate Goodwill at least annually for impairment. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. To align with our change in reporting segments and reporting units referenced in Note 7 – Goodwill, the Company has changed its annual goodwill impairment assessment date from December 31 to October 31 starting in 2025. This change will not have a material impact on the annual assessment. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or we elect not to perform a qualitative assessment, the quantitative assessment of goodwill test is performed. The goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is necessary to perform the quantitative assessment to determine if our goodwill is impaired, we will utilize a discounted cash flow analysis using management’s projections that are subject to various risks and uncertainties of revenues, expenses and cash flows as well as assumptions regarding discount rates, terminal value and control premiums. Estimates of future cash flows and fair value are highly subjective and inherently imprecise. These estimates can change materially from period to period based on many factors. Accordingly, if conditions change in the future, we may record impairment losses, which could be material to any particular reporting period. Refer to Note 7, Goodwill for discussion around segment realignment and the Company's impairment analysis during the year ended December 31, 2025. Management concluded that there was no additional impairment of goodwill in the annual testing performed as of October 31, 2025.

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

As of December 31, 2025 and 2024, the Company did not have any Level 1, 2 or Level 3 assets or liabilities.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, and accounts payable. The carrying amount of such instruments approximates fair value due to their short-term nature. Additionally, the Company carries long-term debt at its amortized cost, which approximates fair value.

Cost of Revenue

The Company recorded all operating costs associated with its product sales and tool rental revenue streams in cost of product sale revenue and cost of tool rental revenue, respectively, in the consolidated statements of comprehensive income (loss). All indirect operating costs, including labor, freight, contract labor and others, are included in selling, general, and administrative expense in the consolidated statements of comprehensive income (loss).

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

Non-controlling Interest

When the Company holds an equity method investment in a Variable Interest Entity ("VIE") and is determined to be the primary beneficiary, the VIE is consolidated in accordance with ASC 810, Consolidation. Upon consolidation, any equity interests in the VIE not held by the Company are presented as non-controlling interests in the consolidated financial statements. The non-controlling interest represents the portion of the VIE’s net assets and net income attributable to other equity holders. The Company reassesses its status as the primary beneficiary of the VIE on an ongoing basis and adjusts the non-controlling interest accordingly. Changes in ownership interests that do not result in a loss of control are accounted for as equity transactions.

Earnings Per Share

Basic earnings per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted earnings per share is computed by dividing the diluted net income (loss) by the weighted-average number of common shares outstanding for the period, including potential dilutive common stock. For the purposes of this calculation, outstanding stock options and restricted stock units are considered potential dilutive common stock and are excluded from the computation of net loss per share if their effect is anti-dilutive.

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

The Company follows guidance issued by the FASB in accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits and upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. The Company has no uncertain tax positions at December 31, 2025 and 2024. The Company believes there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2025 and 2024.

Reportable Segments

Reportable segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding resource allocation and assessing performance. The Company’s Chief Executive Officer is the CODM. The Company’s CODM reviews financial information presented for each reportable segment for the purposes of making operations decisions, allocating resources and evaluating financial performance.

Restructuring

The Company recognizes restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations. Restructuring costs primarily include severance and other employee-related termination benefits, as well as reorganization costs associated with strategic initiatives to streamline operations or reduce overhead. These costs are recognized when a formal plan has been approved, communicated to affected employees, and the obligation is probable and reasonably estimable.

Recent Accounting Pronouncements

In December 2023, FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company beginning January 1, 2025, with early adoption permitted. The Company adopted this standard prospectively. Refer to Note 10 - Income Taxes for the required income tax disclosures.

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

NOTE 2 - VARIABLE INTEREST ENTITY AND JOINT VENTURE ARRANGEMENT

On May 22, 2025, the Company, through its wholly owned subsidiary DTI Canada 1, LLC, entered into a Joint Venture and Shareholders’ Agreement with Upstream Energy SDN. BHD. (“Upstream Energy”), a Malaysian entity, to form Drilling Tools International SDN. BHD. (“DTI Malaysia”), a Malaysian corporation. The purpose of DTI Malaysia is to expand the Company’s geographic footprint to serve a broader customer base in the Asia-Pacific market.

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

NOTE 3 - BUSINESS COMBINATIONS

Acquisition of CTG

On March 15, 2024, the Company’s wholly owned subsidiary, Drilling Tools International, Inc., entered into and consummated the Share Purchase Agreement with CTG, the shareholders of CTG, and a representative of CTG, to acquire 100% of the shares of CTG for a gross cash purchase consideration of $20.9 million. CTG is incorporated in the United Kingdom and is the holding company of its wholly owned subsidiary, Deep Casing. Deep Casing specializes in the design, engineering, and manufacturing of a range of patented and innovative products for well construction, well completion, and casing installation processes for the global oil and gas sector. The CTG Acquisition allows the Company to further expand its geographical presence globally, especially in the Middle East, provides accretive earnings to consolidated results of operations, and expands the Company’s portfolio of intellectual property rights, through the acquisition of over 60 patents.

The acquisition of CTG has been accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company has been treated as the accounting acquirer. Accordingly, CTG's tangible and identifiable intangible assets acquired and its liabilities assumed were recorded at their estimated fair values on the closing date.

The allocation of the purchase is as follows:

Assets	Preliminary March 15, 2024	Measurement Period Adjustments	As adjusted March 15, 2024
Cash	$2,674	$—	$2,674
Accounts receivable, net	3,781	—	3,781
Inventories	4,282	—	4,282
Prepaid expenses and other current assets	189	—	189
Property, plant and equipment, net	1,647	—	1,647
Operating lease right-of-use asset	315	—	315
Intangible assets, net	8,065	—	8,065
Goodwill	2,618	526	3,144
Total assets acquired	$23,571	$526	$24,097

Liabilities
Accounts payable	2,656	—	2,656
Accrued expenses and other current liabilities	(295)	526	231
Current portion of operating lease liabilities	95	—	95
Operating lease liabilities, less current portion	180	—	180
Total liabilities assumed	$2,636	$526	$3,162
Total consideration transferred	$20,935	$—	$20,935

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

The Company incurred acquisition-related costs of $1.6 million during the year ended December 31, 2024, which are included in other operating and non-operating expenses in the consolidated statement of comprehensive income (loss).

Acquisition of Superior Drilling Products, Inc.

On March 6, 2024, the Company entered into the Merger Agreement by and among the Company, SDPI, Merger Sub, Merger Sub II, pursuant to the First Merger, with SDPI surviving as a wholly owned subsidiary of DTI and upon the effective time of the First Merger, SDPI, as the surviving corporation of the First Merger, merged with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, the closing of the merger occurred on July 31, 2024.

SDPI is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. In addition, SDPI is a manufacturer and refurbisher of polycrystalline diamond compact drill bits for leading oil field services companies. The acquisition furthers the Company's growth strategy as a premier provider of technologically differentiated solutions and services for the global oil & gas drilling industry. The SDPI acquisition allows the company to vertically integrate around our proven and successful Drill-N-Ream® tool, gain global rights to run this tool, continue the Vernal, Utah bit repair business supporting major OEMs of PDC drill bits, and leverage their high-spec machine shop. In addition, we acquired over 30 patents and patents pending, the majority of which have been granted.

The acquisition of SDPI has been accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company has been treated as the accounting acquirer. Accordingly, SDPI's tangible and identifiable intangible assets acquired and its liabilities assumed were recorded at their estimated fair values on the closing date.

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

The Company incurred acquisition-related costs of $3.4 million during the year ended December 31, 2024, which are included in other operating and non-operating expense, net in the consolidated statements of comprehensive income (loss).

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

In accordance with the terms of the Merger Agreement, the closing of the acquisition occurred on October 3, 2024 (the “EDP Closing Date” or “EDP Closing”) for total consideration of $13.9 million, including a Promissory Note payable to parent company of EDP for $5.2 million. On April 22, 2025, the First Amendment to the Promissory Note was entered into, reducing the balance owed on the Promissory Note by $0.3 million. As the amendment was signed within a year of the acquisition date of September 30, 2024 and related to additional information about matters which existed as of the acquisition date, the Company accounted for the amendment as a measurement period adjustment. Please refer to the table below for the impact of the reduction. Refer to Note 9 - Long-Term Debt for further information regarding the Promissory Note.

The acquisition of EDP has been accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company has been treated as the accounting acquirer. Accordingly, EDP's tangible and identifiable intangible assets acquired and its liabilities assumed were recorded at their estimated fair values on the closing date.

The allocation of the purchase is as follows (in thousands):

	September 30, 2024	Measurement Period Adjustments	As adjusted September 30, 2024
Assets acquired:
Cash	$79	—	$79
Accounts receivable	1,451	—	1,451
Prepaids and other current assets	42	—	42
Property, plant and equipment	3,176	—	3,176
Operating lease right-of-use asset	325	—	325
Deferred tax assets	883	(28)	855
Intangible assets	8,197	—	8,197
Total assets acquired	14,153	(28)	14,125
Liabilities assumed:
Accounts payable	428	—	428
Accrued expenses and other current liabilities	1,014	—	876
Operating lease liabilities, less current portion	325	—	325
Deferred tax liabilities, net	2	1,908	1,910
Total liabilities assumed	1,769	1,908	3,539
Total identifiable net assets	12,384	(1,936)	10,586
Goodwill	1,516	1,670	3,186
Total net assets acquired and goodwill	$13,900	$(266)	$13,634

The excess of the fair value of the consideration transferred over the fair values of the net identifiable tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits of acquiring EDP as the acquisition not only enhances DTI's competitive edge, but also reinforces its position as a leader in providing innovative drilling solutions to the global oil and gas industry. Goodwill will be evaluated for impairment at least annually. Goodwill attributable to the acquisition of EDP is not deductible for tax purposes. As of September 30, 2025, the Company is complete with the process of allocating the purchase price and valuing the acquired assets and liabilities assumed.

The Company incurred acquisition-related costs of $1.0 million during year ended December 31, 2024, which is included in other expense, net in the consolidated statements of comprehensive income (loss).

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

The acquisition of Titan has been accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). Drilling Tools International, Inc. has been treated as the accounting acquirer. Accordingly, Titan’s tangible and identifiable intangible assets acquired, and its liabilities assumed were recorded at their estimated fair values on the closing date. The purchase price allocation for the acquisition is considered final as of December 31, 2025.

The allocation of the purchase price is as follows (in thousands):

Assets acquired:
Cash	$559
Accounts receivable, net	3,670
Inventories	658
Prepaid expenses and other current assets	93
Property, plant and equipment, net	3,927
Operating lease right-of-use asset	919
Intangible assets, net	2,657
Total assets acquired	12,484
Liabilities assumed:
Accounts payable	1,090
Operating lease liabilities, current	226
Accrued expenses and other current liabilities	1,965
Operating lease liabilities, less current portion	694
Deferred tax liabilities, net	71
Total liabilities assumed	4,045
Total identifiable net assets	8,439
Goodwill	2,335
Total net assets acquired and goodwill	$10,774

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

The Company incurred acquisition-related costs of $0.6 million and $0.6 million, respectively, during the years ended December 31, 2025 and 2024, which is included in other operating and non-operating expenses, net in the consolidated statements of comprehensive income (loss).

NOTE 4 – BALANCE SHEET DETAILS - CURRENT ASSETS AND CURRENT LIABILITIES

Inventories

The following table shows the components of inventory (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$14,281	$12,777
Work in progress	672	1,828
Finished goods	3,196	2,897
Inventories	18,149	17,502

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	December 31, 2025	December 31, 2024
Prepaid expenses:
Deposits on inventory	$1,020	$551
Prepaid income tax	—	1,293
Prepaid insurance	891	958
Prepaid rent	445	449
Prepaid equipment	—	263
Prepaid other	334	361
Other current assets:
Income tax receivable	1,176	—
Total	$3,866	$3,874

Accrued expenses and other current liabilities

The following table shows the components of accrued expenses and other current liabilities (in thousands):

	December 31, 2025	December 31, 2024
Accrued expenses:
Accrued compensation and related benefits	$5,662	$4,497
Accrued insurance	616	645
Accrued professional services	210	253
Accrued inventory and property, plant, and equipment purchases	1,014	—
Accrued interest	493	416
Accrued property taxes	86	44
Accrued monitoring fee	504	373
Other	991	264
Other current liabilities:
Income tax payable	—	459
Sales tax payable	276	229
Unbilled lost-in-hole revenue	137	9
Deferred income	722	675
Total accrued expenses and other current liabilities	$10,711	$7,864

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

The following table shows the component of property, plant and equipment, net (in thousands):

	Estimated Useful Lives (in Years)	December 31, 2025	December 31, 2024
Rental tools and equipment	5-10	$215,596	$205,939
Buildings and improvements	5-40	7,876	7,074
Office furniture, fixtures and equipment	3-5	3,153	2,507
Transportation and equipment	3-5	691	715
Total property, plant and equipment		227,317	216,234
Less: accumulated depreciation		(156,382)	(142,203)
Property, plant and equipment, net (excluding construction in progress)		70,935	74,031
Construction in progress		1,667	1,540
Property, plant and equipment, net		$72,602	$75,571

Total depreciation expense for the year ended December 31, 2025 and December 31, 2024 was approximately $24.6 million and $21.5 million, respectively. The Company has not acquired any property, plant and equipment under capital leases.

NOTE 6 - INTANGIBLE ASSETS, NET

The following table shows the components of intangible assets, net (in thousands):

	Weighted-average remaining amortization period (in years)	December 31, 2025	December 31, 2024
Trade name	14.0	$2,050	$3,184
Developed technology	14.3	18,609	15,438
Customer relationships	19.4	24,180	21,081
Patents	11.8	12	11
Total intangible assets		44,850	39,714
Less: accumulated amortization		(5,176)	(2,482)
Intangible assets, net		$39,674	$37,232

Total amortization expense for the year ended December 31, 2025 and December 31, 2024 was approximately $2.7 million and $1.2 million, respectively.

NOTE 7 - GOODWILL

The change in carrying amount of goodwill for the years ended December 31, 2024 was as follows (in thousands):

Total
Net balance as of December 31, 2023	$—
Additions due to business combinations	12,378
Impairments	—
Foreign currency translation	(231)
Net balance as of December 31, 2024	$12,147
Additions due to business combinations	2,335
Measurement period adjustments	1,670
Impairments	(1,901)
Foreign currency translation	365
Net balance as of December 31, 2025	$14,616

Change in Reporting Units and Goodwill Impairment

On January 1, 2025, the Company realigned its reportable segments to correspond with changes to its operating model, management structure, and organizational responsibilities. We bifurcated results into two segments: Eastern Hemisphere and Western Hemisphere. As a result, we split into four reporting units and reallocated goodwill among our affected reporting units on a relative fair value basis. We performed a goodwill impairment assessment immediately before and after our business reorganization. We concluded based on our pre-reorganization impairment test that goodwill was not impaired. As a result of the post-reorganization impairment test, we recognized a non-cash goodwill impairment loss of $1.9 million during the year ended December 31, 2025, related to our Diamond Products and Deep Casing reporting units as the estimated fair values of the new reporting units was lower than the related carrying value.

NOTE 8 – LEASES

The Company leases various facilities and vehicles under noncancelable operating lease agreements. The remaining lease terms for our leases range from 1 month to 14 years. These leases often include options to extend the term of the lease, which may be for periods of up to 5 years. When it is reasonably certain that the option will be exercised, the impact of the renewal term is included in the lease term for purposes of determining total future lease payments and measuring the ROU asset and lease liability. We apply the short-term lease policy election, which allows us to exclude from recognition leases with an original term of 12 months or less. We have not entered into any finance leases as of December 31, 2025.

For the year ended December 31, 2025 and December 31, 2024, the components of the Company’s lease expense were as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating Lease Cost	$6,995	$6,494
Short-term Lease Cost	126	136
Variable Lease Cost	440	382
Total Lease Cost	$7,561	$7,012

Supplemental balance sheet information related to leases was as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Weighted-average remaining lease term (in years)	7.85	7.11
Weighted average discount rate	8.20%	7.57%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the consolidated balance sheet as of December 31, 2025 were as follows (in thousands):

2026	$6,150
2027	5,036
2028	4,431
2029	3,655
2030	3,514
Thereafter	12,762
Total lease payments	$35,548
Less: imputed interest	(9,719)
Present value of lease liabilities	$25,829

NOTE 9 – DEBT

Credit Facility

In December 2015, the Company entered into a revolving credit facility with PNC Bank, National Association (the "Existing Credit Facility"). The facility provided for a revolving line of credit with a maximum borrowing amount totaling $60.0 million.

On March 15, 2024, the Company refinanced its revolving credit facility (the “Refinancing”) by entering into a Second Amended and Restated Revolving Credit, Term Loan and Security and Guaranty Agreement (the “Credit Facility”) with certain of the Company’s subsidiaries and PNC Bank, National Association as lender and as agent. Pursuant to the terms of the Credit Facility, the Company will be provided a revolving line of credit (the "Revolving Line of Credit") in a principal amount up to $80.0 million and a single draw term loan (the "Term Loan") in a principal amount of $25.0 million. The Revolving Line of Credit and the Term Loan mature in March 2029. The Credit Facility amends and restates the Company’s Existing Credit Facility under that certain Amended and Restated Revolving Credit, Term Loan, and Security Agreement, dated as of June 20, 2023, by and among the Company, certain of its subsidiaries, and PNC Bank National Association. Additionally, the Company is required to make an annual payment of up to $5.0 million, to be determined based on the excess cash flows generated each fiscal year commencing with the year ended December 31, 2024, as defined in the Credit Facility.

For the year ended December 31, 2025, the interest on the amount drawn on the Revolving Line of Credit and the Term Loan were based on the Secured Overnight Financing Rate ("SOFR") or the bank’s base lending rate plus applicable margin (approximately 6.46% and 8.28%, respectively, at December 31, 2025 ). The Credit Facility is collateralized by substantially all the assets of the Company.

As of December 31, 2025 , the Company has drawn $25.0 million against the line of credit. As of December 31, 2025, the term loan has a balance of $16.7 million.

Promissory Note

In connection with acquisition of EDP, the Company issued an unsecured Promissory Note to the former parent company of EDP, totaling $5.2 million. On April 22, 2025, the First Amendment to the note was signed, reducing the balance by $0.3 million. The note bears an interest rate of 8% per annum. The note matures in December 2029 and payments are made quarterly. The note is a foreign currency denominated monetary liability (issuance and payments are denominated in Euro), and as such, is measured at the end of each reporting period based on the exchange rate at that date. The remaining balance on the Promissory Note was $4.1 million as of December 31, 2025. For the years ended December 31, 2025 and December 31, 2024, the Company recognized a loss of $0.3 million and $0.0 million, respectively, on the consolidated statements of comprehensive income (loss).

As of December 31, 2025, the future maturities of long-term debt consisted of the following (in thousands):

2026	$5,989
2027	6,071
2028	6,159
2029	27,597
Thereafter	—
Total long term debt	$45,816

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

The Default Rate Derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the Default Rate Derivative was negligible as of December 31, 2025 and 2024 and, therefore, no amounts were recorded

NOTE 10 – INCOME TAXES

For the years ended December 31, 2025 and 2024, income from continuing operations before taxes consisted of amounts related to U.S. operations and income associated with the Company’s foreign operations. The geographical breakdown of the Company’s income (loss) from continuing operations before income tax expense (benefit) was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$988	$1,274
International	(3,844)	1,710
Income (loss) before income tax expense	$(2,856)	$2,984

Income tax expense (benefit) consists of (in thousands):

	Year Ended December 31,
	2025	2024
Current tax expense:
Federal	$(268)	$1,271
Foreign	282	(1,107)
State	366	584
Total current	380	748
Deferred tax expense (benefit):
Federal	(617)	(1,078)
Foreign	1,101	480
State	41	(180)
Total deferred tax expense:	525	(778)
Total income tax expense (benefit)	$905	$(30)

Tax rate reconciliation

The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	Year Ended December 31, 2025
	Amount	%
US Federal Statutory Income Tax Rate	$(600)	21.0%
State income taxes, net of federal effect(1)	334	-11.7%
Tax credits
Research credits	(784)	27.5%
Nontaxable and nondeductible Items, net
Meals & Entertainment	133	-4.7%
Transaction Costs	210	-7.4%
Foreign Taxes	(78)	2.7%
Capital Gain	876	-30.7%
Stock Comp (Windfall)	41	-1.4%
367a Gain	63	-2.2%
Goodwill Impairment	191	-6.7%
Other Nontaxable and non-deductible items	10	-0.4%
Return to provision and other true ups	(1,674)	58.6%
Other	(2)	0.1%
Foreign tax effects
Canada
Rate differential	32	-1.1%
Payable true up	362	-12.7%
Other	2	-0.1%
Withholding	914	-32.0%
Future withholding	(183)	6.4%
Germany
Rate differential	(10)	0.4%
Trade tax	81	-2.8%
Netherlands
Rate differential	(27)	0.9%
Other	(81)	2.8%
United Kingdom
Rate differential	(196)	6.9%
Nontaxable and nondeductible Items, net
Patent Box Deduction	(78)	2.7%
Other	7	-0.2%
Research credits	(16)	0.6%
Change in valuation allowance	1,299	-45.5%
Other	15	-0.5%
Kuwait
Branch income tax	64	-2.2%
Effective tax rate	$905	-31.7%

(1) State taxes in Texas represented the majority (greater than 50 percent) of the tax effect in this category.

The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate in accordance with the guidance prior to the adoption of ASU 2023-09, Improvements to Income Tax Disclosure:

December 31,
2024
U.S. federal tax benefit at statutory rate	21.0%
State taxes, net of federal benefit	12.7%
Permanent differences	22.7%
Permanent differences related to foreign items	-5.8%
Transfer pricing	1.2%
Foreign rate differential	1.4%
Foreign taxes	-10.4%
Valuation allowance	-0.3%
Credits	-12.1%
Income taxes deferred adjustment	27.0%
Income taxes payable adjustment	-58.8%
Other	0.4%
Effective tax rate	-1.0%

Income taxes paid (net of refunds)

The following table presents income taxes paid for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Income taxes paid (net of refunds):
Federal	$—	$2,663
State:
New Mexico	—	175
Texas	495	435
Louisiana	70	22
Other	62	90
Total State	627	722
Foreign
Canada	797	—
Total cash paid for income tax	$1,424	$3,385

Significant components of deferred taxes

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are presented below (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforward	$8,213	$3,488
Allowance for credit losses	296	321
Share-based compensation	2,262	1,800
Bonus accrual	151	70
Inventory	200	220
Intangible assets	—	1,815
Federal credits	784	3,252
Other	6,073	2,681
Gross deferred tax assets	17,979	13,647
Valuation allowance	(4,228)	(3,019)
Net deferred tax assets	13,751	10,628
Deferred tax liabilities
Depreciation on property, plant, and equipment	(10,750)	(10,902)
Withholding tax on unremitted earnings	(247)	(431)
Intangible assets	(4,277)	—
Other	(5,643)	(5,221)
Deferred tax liabilities	(20,917)	(16,554)
Net deferred liabilities	$(7,167)	$(5,926)

At December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of approximately $2.8 million and nil, respectively, which may be carried forward indefinitely and state and local net operating loss carryforwards of approximately $0.6 million and $7.0 million, respectively, which expire at various dates.

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

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company incorporated these provisions effective during the quarter, and they had no material impact on our consolidated financial statements for the year ended December 31, 2025.

NOTE 11 – STOCK-BASED COMPENSATION

On June 20, 2023, the Company adopted the Drilling Tools International Corporation 2023 Omnibus Incentive Plan (the "2023 Plan"). The 2023 Plan became effective on the closing of the Merger. The 2023 Plan provides for the issuance of shares of Common Stock up to ten percent (10%) of the shares of outstanding Common Stock as of the closing of the Merger and automatically increases on the first trading day of each calendar year by the number of shares of Common Stock equal to three percent (3%) of the total number of outstanding Common Stock on the last day of the prior calendar year. The 2023 Plan allows for awards to be issued to employees, non-employee directors, and consultants in the form of options, stock appreciation rights, restricted shares, restricted stock units, performance based awards, other share-based awards, other cash-based awards, or a combination of the foregoing. As of December 31, 2025, there were 1,580,395 shares of Common Stock available for issuance under the 2023 Plan.

Stock Options

The stock options issued are service based with a vest term ranging from one to three years. The awards have contractual terms of ten years. The fair value of each stock option award is estimated on the date of grant using a Black-Scholes model. Expected volatilities are based on comparable public company data. The Company uses future estimated employee termination and forfeiture rates of the options within the valuation model. The expected term of options granted is derived using the “plain vanilla” method due to the lack of history and volume of option activity at the Company. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. The Company will use the quoted market price as of the grant date as an input into the Black-Scholes model.

The following table summarizes options outstanding, as well as activity for the year ended December 31, 2025 and December 31, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
OUTSTANDING, December 31, 2023	2,361,722	4.02	3.37	—
Granted	2,670,374	3.04	—	—
Exercised	(68,470)	3.72	—	—
OUTSTANDING, December 31, 2024	4,963,626	3.50	3.12	—
Forfeited	(30,000)	3.02	—	—
OUTSTANDING, December 31, 2025	4,933,626	3.50	4.97	—
UNVESTED, December 31, 2025	1,656,666	3.02	8.13	—
EXERCISABLE, December 31, 2025	3,276,960	3.75	3.37	—

During the years ended December 31, 2025 and 2024, the Company recognized $1.5 million and $1.4 million, respectively, of stock-based compensation expense related to stock options within selling, general, and administrative expenses on the consolidated statements of comprehensive income (loss). As of December 31, 2025, total unrecognized compensation expense related to the stock options totaled $1.6 million.

Restricted Stock Units

Restricted stock units ("RSUs") are granted employees as well as members of the Board of Directors. RSUs vest over a one to four year period with service and continued employment as the only vesting criteria. The recipient of the restricted stock award is entitled to all of the rights of a shareholder, except that the award is nontransferable during the vesting period. The fair value of the restricted stock award is established on the grant date and then expensed over the vesting period resulting in an increase in additional paid-in-capital.

The following table summarizes RSUs outstanding, as well as activity for the year ended December 31, 2025:

	Shares	Weighted Average Exercise Price
UNVESTED, December 31, 2024	68,560	3.23
Granted	1,052,451	3.16
Vested	(68,560)	5.32
Forfeited	(30,000)	3.23
UNVESTED, December 31, 2025	1,022,451	3.16

During the years ended December 31, 2025 and 2024, the Company recognized $1.0 million and $0.7 million, respectively, of stock based compensation related to RSUs within selling, general, and administrative expenses on the consolidated statements of comprehensive income (loss). As of December 31, 2025, unrecognized compensation expense related to the RSUs totaled $2.4 million.

NOTE 12 – OTHER OPERATING AND NON-OPERATING EXPENSES, NET

The following table shows the components of other operating and non-operating expenses, net for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Transaction fees	$1,155	$7,036
Unrealized loss on foreign currency	541	—
Restructuring charges	1,814	—
Interest income	(398)	(197)
Software implementation	568	—
Other, net	974	664
Other operating and non-operating expenses, net	$4,654	$7,503

NOTE 13 – RELATED PARTY TRANSACTIONS

Management fees

For the years ended December 31, 2025 and 2024, management fees paid to Hicks Holdings Operating LLC, a shareholder of the Company, were approximately $0.8 million and $0.8 million, respectively. Management fees paid to the shareholder are included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

Director fees

For the years ended December 31, 2025 and 2024, director fees paid to our Board of Directors were approximately $0.5 million and $0.6 million, respectively. Director fees are included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

Related Party Note Receivable

On July 31, 2024 ("Closing Date"), the Company entered into the Sixth Amendment and Restated Promissory Note with Tronco Energy Corporation ("Tronco"), an entity owned by employees of the Company. The face value of the note is $6.5 million. Pursuant to the Sixth Amendment and Restated Promissory Note, Tronco will make payments to the Company annually, commencing on the first anniversary of the Closing Date through the fifth anniversary of the Closing Date. Per the agreement, if the 20-day volume-weighted average price of DTI falls below $3.20 per share, the principal that otherwise would have been due shall be deferred and apportioned over the remaining payment dates under specified in the agreement. The first payment due on July 31, 2025 was deferred as the 20-day volume-weighted average price of DTI was below $3.20 per share. Payment deferrals can continue for any period in which the 20-day-volume-weighted average price leading up to the anniversary date falls below $3.20 per share, up to the fifth anniversary. If at the 5th anniversary the 20-day-volume-weighted average price is below $3.20, the entire principal balance would be due upon the 6th anniversary. Any payments due and not received by the Company before the fifth date following the anniversary date will bear interest from the date of nonpayment until paid equal to 3%. In accordance with ASC 805, the receivable's fair value was measured at the present value of future cash flows upon the Closing Date. Based on the present value calculation, the note was discounted by $1 million. For the year ended December 31, 2025 and 2024, interest income recognized on the discounted note totaled $0.2 million and $0.2 million, respectively. The carrying value of the note as of December 31, 2025 and 2024 was $5.4 million and $5.2 million, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company maintains operating leases for various facilities and vehicles. See Note 8, Leases, for further information.

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

Management Fee

The Company is required to pay a monthly management fee to a shareholder. The fee is based upon a percentage of the Company’s trailing twelve months, earnings before interest, taxes and accumulated depreciation amount, as defined in the management agreement (refer to Note 13, Related Parties Transactions).

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company sponsors various defined contribution savings plan, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The total expense for the years ended December 31, 2025 and 2024 was approximately $0.8 million and $0.7 million, respectively.

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

The following table sets forth the computation of the Company’s basic and diluted net earnings per share for the years ended December 31, 2025 and 2024 (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net income (loss) attributable to Drilling Tools International stockholders	$(3,761)	$3,014
Denominator
Weighted-average common shares used in computing earnings per share — basic	35,533,268	31,938,847
Weighted-average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	—	311,277
Effect of potentially dilutive performance-based stock options	—	41,033
Effect of potentially dilutive restricted stock units	—	17,022
Weighted-average common shares outstanding — diluted	35,533,268	32,308,179
Earnings per share — basic	$(0.11)	$0.09
Earnings per share — diluted	$(0.11)	$0.09

As of December 31, 2025 and 2024, the Company’s potentially dilutive securities consisted of options to purchase common stock as well as restricted stock units. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Performance-based options outstanding	534,063	—
Stock options outstanding	4,429,563	140,135
Restricted stock units outstanding	1,022,451	—
Total	5,986,077	140,135

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

The Company’s two operating segments derives revenues from customers by providing oilfield equipment and services to operators in wellbore construction and casing installation. The CODM assesses performance for each segment individually and decides how to allocate resources by using Segment EBITDA, which is defined as net income (loss) excluding interest income, interest expense, other operating and non-operating expense, net, income tax benefit (expense), depreciation and amortization, and unallocated corporate general and administrative expenses, including stock-based compensation and monitoring fees. Additionally, the Company’s CODM total segment assets and capital expenditures by segment regularly in making operational decisions. The CODM uses these metrics in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis to forecast future performance, adjust the budget, and make decisions about the allocation of operating and capital resources to the segment.

Financial information by segment for the years ended December 31, 2025 and 2024 is summarized below:

	For the Year Ended December 31, 2025
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	117,670	20,525	138,194
Product Sales	30,899	2,952	33,851
Total Revenue	148,569	23,476	172,045
Reconciliation of revenue
Elimination of intersegment revenue			(12,420)
Total consolidated revenue			159,626
Less:(1)
Cost of Tool Rental	28,971	8,573	37,544
Cost of Product Sales	13,723	2,432	16,156
Total Cost of Sales	42,694	11,005	53,700
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(12,420)
Total consolidated cost of revenue			41,280
Selling, general, administrative expenses	56,380	11,938	68,319
Segment EBITDA	49,494	533	50,027
Reconciliation of segment profit
Corporate expenses(2)			10,706
Depreciation and amortization			27,290
Stock-based compensation			2,464
Monitoring fees			750
Transaction expenses			1,155
Goodwill impairment			1,901
Other expenses			8,616
Consolidated loss before taxes			(2,856)

	For the Year Ended December 31, 2024
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	125,291	3,537	128,828
Product Sales	27,118	9,669	36,787
Total Revenue	152,409	13,206	165,615
Reconciliation of revenue
Elimination of intersegment revenue			(11,169)
Total consolidated revenue			154,446
Less:(1)
Cost of Tool Rental	34,132	1,113	35,245
Cost of Product Sales	9,710	4,705	14,415
Total Cost of Sales	43,842	5,818	49,660
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(11,169)
Total consolidated cost of revenue			38,491
Selling, general, administrative expenses	57,109	6,082	63,191
Segment EBITDA	51,458	1,306	52,764
Reconciliation of segment profit
Corporate expenses(2)			12,662
Depreciation and amortization			23,832
Stock-based compensation			2,092
Monitoring fees			750
Transaction expenses			7,036
Goodwill impairment			—
Other expenses			3,407
Consolidated loss before taxes			2,984

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker

(2) Comprised primarily of expenses not allocated to our geographical segments.

Additional financial information by operating segment as of December 31, 2025 and 2024 is summarized below:

	December 31,
	2025	2024
Capital Expenditures
Western Hemisphere	$14,921	$21,945
Eastern Hemisphere	5,225	947
Total capital expenditures	20,147	22,892
Segment Assets(1):
Western Hemisphere	$154,932	$171,857
Eastern Hemisphere	57,756	40,761
Total segment assets	212,687	212,618
Corporate and other(2)	9,494	9,813
Total assets	$222,181	$222,431

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

NOTE 18 – SUPPLEMENTAL CASH FLOWS

Cash flows related to income taxes, interest, leases, inventory purchases and capital expenditures included in accounts payable, assumed liabilities acquired in a business combination and other non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$4,249	$2,673
Operating cash flows from operating leases	6,635	6,228
Non-cash investing and financing activities:
Measurement period adjustment related to EDP Acquisition	1,671	—
ROU assets obtained in exchange for lease liabilities	6,806	5,737
Fair value of CTG liabilities assumed in CTG Acquisition	—	3,162
Fair value of SDPI liabilities assumed in SDPI Acquisition	—	6,246
Fair value of EDP liabilities assumed in EDP Acquisition	—	1,769
Fair value of Titan liabilities assumed in Titan Acquisition	4,045	—
Non-cash consideration in SDPI Acquisition	—	27,024
Non-cash consideration in Titan Acquisition	4,597	—
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	1,051	1,176
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	554	126
Non-cash recovery of note receivable	—	453
Net exercise of stock options	—	254
Shares withheld from exercise of stock options for payment of taxes	—	36

NOTE 19 – SHARE REPURCHASES

On May 13, 2025, the Company announced a share repurchase program allowing the Company to purchase common stock held by non-affiliates, not to exceed $10.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the SEC. The Board of Directors of the Company approved the plan to remain active until December 31, 2025.

Share repurchases by quarter for the year ended December 31, 2025 is summarized below:

Period	Total number of shares of Common Stock Purchases	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases	Remaining aggregate value authorized for repurchase
First quarter 2025	—	—	—	10,000,000
Second quarter 2025	202,611	3.00	607,661	9,392,339
Third quarter 2025	259,908	2.09	544,467	8,847,872
Fourth quarter 2025	42,650	2.65	112,900	8,734,971
Total	505,169	$2.50	$1,265,029	$8,734,971

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, and with the involvement of management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. These controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in the Company’s financial statements will not be prevented or detected on a timely basis. A material weakness was previously identified related to ineffective monitoring activities to assess the operation of internal control over financial reporting.

As of December 31, 2025, management has evaluated the material weakness described above and believes that its design and implementation of internal control over financial reporting to remediate the material weakness and enhance the Company’s internal control environment has been achieved. To enhance the monitoring of the design and operating effectiveness of internal control over financial reporting and achieve remediation, the Company performed the following actions: (1) provided specific training to control owners aimed at enhancing their understanding of the control environment and responsibilities, including information produced by the entity; (2) provided greater precision of evidence as it related to the performance of both business processes and information technology (“IT”) controls; (3) continued implementation, refinement, and assessment over control gaps identified from previous periods; and (4) monitored the execution of business process and IT controls throughout the year.

Based on the remediation activities described above and the results of management’s testing of controls, management concluded that the previously identified material weakness has been fully remediated as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

An effective system of internal control, no matter how well designed, has inherent limitations, including the possibility of human error and the circumvention or overriding of controls, and therefore can provide only reasonable assurance with respect to the reliability of financial reporting. Because of these inherent limitations, internal control over financial reporting may not prevent or detect all misstatements, including those resulting from human error, fraud, or the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance regarding the preparation and fair presentation of financial statements.

Under the supervision and with the participation of management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025, based on the framework established in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control—Integrated Framework (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

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

4.2*

Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.2 to Drilling Tools International Corporation’s Annual Report on Form 10-K (File No. 001-41103), filed with the Securities and Exchange Commission on March 14, 2025).

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

19.1*

Drilling Tools International Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Drilling Tools International Corporation’s Annual Report on Form 10-K (File No. 001-41103), filed with the Securities and Exchange Commission on March 14, 2025).

21.1

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Drilling Tools International Corporation’s Current Report on Form 8-K (File No. 001-41103), filed with the Securities and Exchange Commission on June 27, 2023).

23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of Weaver and Tidwell, LLP
24.1	Power of Attorney (included on signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Schedule 906 of the Sarbanes-Oxley Act of 2002.
97.1*

Clawback Policy (incorporated by reference to Exhibit 97.1 to Drilling Tools International Corporation’s Annual Report on Form 10-K (File No. 001-41103), filed with the Securities and Exchange Commission on March 14, 2025).

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

Company Name

Date: March 6, 2026	By:	/s/ R. Wayne Prejean
R. Wayne Prejean
Interim Chairman, President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, R. Wayne Prejean, as his attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Name	Title	Date

/s/ R. Wayne Prejean	Interim Chairman, President, Chief Executive Officer and Director	March 6, 2026
R. Wayne Prejean	(Principal Executive Officer)

/s/ David R. Johnson	Chief Financial Officer	March 6, 2026
David R. Johnson	(Principal Financial and Accounting Officer)

/s/ Ira H. Green	Director	March 6, 2026
Ira H. Green

/s/ Eric C. Neuman	Director	March 6, 2026
Eric C. Neuman

/s/ John D. Furst	Director	March 6, 2026
John D. Furst

/s/ C. Richard Vermillion	Director	March 6, 2026
C. Richard Vermillion

/s/ Curtis L. Crofford	Director	March 6, 2026
Curtis L. Crofford

/s/ Thomas M. Patterson	Director	March 6, 2026
Thomas M. Patterson