Form 10-Q
period 2026-03-31
Drilling Tools International Corp
filed 2026-05-08
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 3, 2026, the registrant had 35,139,094 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report on Form 10-Q (this “Report”) may constitute "forward-looking statements" for purposes of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward‑looking. Forward-looking statements in this Report may include, for example, statements about:

•
the demand for our products and services, which is influenced by the general level of activity in the oil and gas industry;
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
•
our ability to maintain the listing of the DTIC Common Stock on Nasdaq;
•
the impact of industry or securities analysts changing their recommendation, or failing to cover, the DTIC Common Stock and
•
other risks and uncertainties described in this Report, including those under the section entitled “Risk Factors.”

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(In thousands, except share data)	2026	2025

ASSETS
Current assets
Cash	$2,840	$3,648
Accounts receivable, net	40,335	37,683
Related party note receivable, current	1,541	1,541
Inventories	18,615	18,149
Prepaid expenses and other current assets	5,395	3,866
Total current assets	68,726	64,887
Property, plant and equipment, net	73,026	72,602
Operating lease right-of-use asset	24,245	25,181
Intangible assets, net	38,437	39,674
Goodwill, net	14,524	14,616
Deferred financing costs, net	517	468
Related party note receivable, less current portion	3,927	3,836
Deposits and other long-term assets	1,298	917
Total assets	$224,700	$222,181
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,234	$9,785
Accrued expenses and other current liabilities	9,120	10,711
Current portion of operating lease liabilities	4,596	4,335
Current maturities of long-term debt	5,990	5,989
Total current liabilities	31,940	30,820
Operating lease liabilities, less current portion	20,370	21,494
Revolving line of credit	32,500	25,000
Long-term debt, less current portion	13,263	14,827
Deferred tax liabilities, net	6,194	7,167
Total liabilities	104,267	99,308
Commitments and contingencies (See Note 15)
Shareholders' equity
Common stock, $0.0001 par value, shares authorized 500,000,000 as of March 31, 2026 and December 31, 2025, 35,901,128 issued and outstanding as of March 31, 2026 and 35,661,297 shares issued and outstanding as of December 31, 2025	4	4
Less: Treasury stock at cost, 775,368 and 505,169 shares as of March 31, 2026 and December 31, 2025, respectively	(2,192)	(1,265)
Additional paid-in-capital	131,580	130,801
Accumulated deficit	(8,883)	(7,343)
Accumulated other comprehensive income (loss)	(90)	664
Total Drilling Tools International stockholder's equity	120,419	122,861
Non-controlling interest	14	12
Total equity	120,433	122,873
Total liabilities and shareholders' equity	$224,700	$222,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2026	2025
Revenue, net:
Tool rental	$28,910	$34,533
Product sale	9,049	8,347
Total revenue, net	37,959	42,880
Costs and other deductions:
Cost of tool rental revenue	7,750	7,688
Cost of product sale revenue	3,362	3,558
Selling, general, and administrative expense	20,226	21,609
Depreciation and amortization expense	6,927	6,722
Interest expense, net	1,013	1,309
Loss (gain) on asset disposal	—	(13)
Goodwill impairment	—	1,901
Other operating and non-operating expense, net	776	1,934
Total costs and other deductions	40,054	44,708
Income (loss) before income tax expense	(2,095)	(1,828)
Income tax benefit (expense)	557	159
Net income (loss)	$(1,538)	$(1,669)
Less: Net income (loss) attributable to non-controlling interest	$2	$—
Net income (loss) attributable to Drilling Tools International stockholders	$(1,540)	$(1,669)
Basic earnings (loss) per share	$(0.04)	$(0.05)
Diluted earnings (loss) per share	$(0.04)	$(0.05)
Basic weighted-average common shares outstanding	35,116,094	35,592,737
Diluted weighted-average common shares outstanding	35,116,094	35,592,737
Comprehensive income (loss):
Net income (loss)	$(1,538)	$(1,669)
Foreign currency translation adjustment, net of tax	(754)	942
Comprehensive income (loss):	(2,292)	(727)
Less: comprehensive income attributable to non-controlling interest	2	—
Comprehensive income (loss) attributable to Drilling Tools International stockholders	$(2,294)	$(727)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Drilling Tools International Shareholders' Equity	Non-controlling Interest	Total Equity
BALANCE, December 31, 2025	35,661,297	4	505,169	(1,265)	130,801	(7,343)	664	$122,861	$12	$122,873
Stock-based compensation	—	—	—	—	719	—	—	719	—	719
Treasury stock purchases	—	—	206,800	(706)	—	—	—	(706)	—	(706)
Restricted stock vesting	219,831	—	63,399	(221)	—	—	—	(221)	—	(221)
Stock option exercise	20,000	—	—	—	60	—	—	60	—	60
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(754)	(754)	—	(754)
Net loss	—	—	—	—	—	(1,540)	—	(1,540)	2	(1,538)
BALANCE, March 31, 2026	35,901,128	$4	775,368	$(2,192)	$131,580	$(8,883)	$(90)	$120,419	$14	$120,433

	Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Drilling Tools International Shareholders' Equity	Non-controlling Interest	Total Equity
BALANCE, December 31, 2024	34,704,696	$3	—	$—	$125,415	$(3,582)	$(1,877)	$119,959	$—	$119,959
Stock-based compensation	—	—	—	—	541	—	—	541	—	541
Issuance of Common Stock related to business combination	888,041	1	—	—	2,922	—	—	2,923	—	2,923
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	942	942	—	942
Net income	—	—	—	—	—	(1,669)	—	(1,669)	—	(1,669)
BALANCE, March 31, 2025	35,592,737	4	—	—	128,878	(5,251)	(935)	122,696	—	122,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$(1,538)	$(1,669)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,927	6,722
Amortization of deferred financing costs	38	87
Non-cash lease expense	1,220	1,383
Unrealized loss (gain) on currency translation	(271)	(114)
Write off of excess and obsolete inventory	18	418
Write off of excess and obsolete property and equipment	—	54
Provision (recovery) for credit losses	316	217
Deferred tax expense (benefit)	(973)	(750)
Loss (gain) on sale of property	—	23
Gain on sale of lost-in-hole equipment	(3,914)	(3,145)
Stock-based compensation expense	719	541
Interest income on related party note receivable	(91)	(91)
Goodwill impairment	—	1,901
Changes in operating assets and liabilities:
Accounts receivable, net	(3,062)	(670)
Prepaid expenses and other current assets	(2,438)	572
Inventories	(136)	2,540
Operating lease liabilities	(1,147)	(1,303)
Accounts payable	2,031	(3,651)
Accrued expenses and other current liabilities	(862)	(634)
Net cash flows from operating activities	(3,163)	2,431
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	—	(5,619)
Purchase of intangible assets	(417)	(681)
Proceeds from sale of property, plant, and equipment	—	14
Purchase of property, plant, and equipment	(7,687)	(5,043)
Proceeds from sale of lost-in-hole equipment	5,133	4,049
Net cash flows from investing activities	(2,971)	(7,280)
Cash flows from financing activities:
Proceeds from exercise of stock options	60	—
Payment of deferred financing costs	(87)	—
Purchase of treasury stock	(706)	—
Repayment of term loan	(1,250)	(1,250)
Repayment of promissory note	(235)	(216)
Proceeds from revolving line of credit	19,770	19,349
Repayment on revolving line of credit	(12,270)	(16,491)
Net cash flows from financing activities	5,282	1,392
Effect of changes in foreign exchange rates	44	61
Net change in cash	(808)	(3,396)
Cash at beginning of period	3,648	6,185
Cash at end of period	$2,840	$2,789

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

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with U.S. GAAP and, in the opinion of the Company, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026, and its results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The condensed consolidated balance sheet at December 31, 2025, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

During the year ended December 31, 2025, the Company changed the presentation of its interim condensed consolidated statements of comprehensive income (loss) from a two-step format to a one-step format. Under the previous two-step format, operating income was presented as a subtotal. Under the new one-step format, all revenues are presented, followed by all expenses and losses, including income taxes, without the presentation of intermediate subtotals such as operating income. This change was made to simplify the presentation and enhance comparability with peer companies that use a similar format. The prior period’s income statement has been revised to conform to the current year’s presentation. This change in format does not affect the recognition, measurement, or classification of individual line items and has no impact on net income or other key financial metrics.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes as of the date of the unaudited condensed consolidated financial statements. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. In the current macroeconomic and business environment affected by the numerous geopolitical conflicts and inflationary pressures, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.

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

Contract Assets and Contract Liabilities

Contract assets represent the Company’s rights to consideration for work completed but not billed. Contract assets were recorded in accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets. The changes in contract assets for the year ended December 31, 2025 and three months ended March 31, 2026 were as follows (in thousands):

Balance at December 31, 2024	$5,449
Revenue recognized from contract assets	42,598
Conversion of contract assets into accounts receivable	(40,851)
Balance at December 31, 2025	$7,196
Revenue recognized from contract assets	10,583
Conversion of contract assets into accounts receivable	(9,502)
Balance at March 31, 2026	8,277

Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of March 31, 2026, December 31, 2025 and December 31, 2024, the Company did not have any contract liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

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

The changes in the allowance for credit losses for the year ended December 31, 2025 and the three months ended March 31, 2026 were as follows (in thousands):

Balance at December 31, 2024	$(1,690)
Provisions for expected credit losses	(595)
Foreign currency adjustments	(130)
Utilization of allowance for credit losses	213
Balance at December 31, 2025	$(2,202)
Provisions for expected credit losses	(313)
Foreign currency adjustments	52
Utilization of allowances for credit losses	-
Balance at March 31, 2026	$(2,462)

Concentration of Credit Risk

The Company’s customer concentration may impact its overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.

During the three months ended March 31, 2026 and 2025, the Company generated approximately 29% and 29%, respectively, of its revenue from 2 customers. Amounts due from these customers included in accounts receivable at March 31, 2026 and December 31, 2025 were approximately $4.6 million and $5.7 million, respectively.

During the three months ended March 31, 2026 and 2025, the Company did not have any vendors that represented over 10% of total purchases.

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

Impairment of Long-lived Assets

Long-lived assets with finite lives include property, plant and equipment and acquired intangible assets. The Company evaluates long-lived assets, including acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. During the three months ended March 31, 2026, management determined that there were no triggering events necessitating impairment testing of property, plant and equipment, net.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from a lease. ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. Operating lease ROU assets also include the impact of any lease incentives. An amendment to a lease is assessed to determine if it represents a lease modification or a separate contract. Lease modifications are reassessed as of the effective date of the modification using an incremental borrowing rate based on the information available at the commencement date. For modified leases the Company also reassessas the lease classification as of the effective date of the modification.

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

Intangible Assets

Intangible assets with finite useful lives include customer relationships, trade name, patents, and developed technology. These intangible assets are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible are realized.

Goodwill

Goodwill represents the excess of purchase price paid over the fair value of the net assets of acquired businesses. We evaluate Goodwill at least annually for impairment. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. The Company assesses goodwill impairment annually on October 31. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or we elect not to perform a qualitative assessment, the quantitative assessment of goodwill test is performed. The goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is necessary to perform the quantitative assessment to determine if our goodwill is impaired, we will utilize a discounted cash flow analysis using management’s projections that are subject to various risks and uncertainties of revenues, expenses and cash flows as well as assumptions regarding discount rates, terminal value and control premiums. Estimates of future cash flows and fair value are highly subjective and inherently imprecise. These estimates can change materially from period to period based on many factors. Accordingly, if conditions change in the future, we may record impairment losses, which could be material to any particular reporting period.

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

As of March 31, 2026 and December 31, 2025, the Company did not have any Level 1, 2 or 3 assets or liabilities measured on a recurring basis.

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

For performance stock units, the grant date fair value is determined based on quoted market price for the Company's common stock as of the grant date. The Company applies a graded vesting attribution method, recognizing expense over the entire tranche of awards and updating the estimate of probable achievement of performance conditions at each reporting period. Changes in estimated outcomes are recognized prospectively through cumulative catch-up adjustments to compensation expense.

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

Earnings Per Share

Basic earnings per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings are computed by dividing the diluted net income (loss) by the weighted-average number of common shares outstanding for the period, including potential dilutive common stock. For the purposes of this calculation, outstanding stock options, restricted stock units, and performance-based awards are considered potential dilutive common stock and are excluded from the computation of net loss per share if their effect is anti-dilutive.

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

Each uncertain tax position is assessed using a two-step process. A determination is first made whether it is more likely than not that the income tax position will be sustained, based upon technical merits and upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the unaudited condensed consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. The Company has no uncertain tax positions at March 31, 2026 and December 31, 2025. The Company believes there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the unaudited condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2026 and 2025.

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

In accordance with the terms of the acquisition, the closing of the acquisition occurred on January 2, 2025 (the “Titan Closing Date” or “Titan Closing”) for total consideration of $10.8 million. The consideration for the acquisition of $10.8 million is comprised of the following items (in thousands):

Cash paid to Titan shareholders	$6,002
Titan transaction costs to be paid by DTI	175
Closing date equity consideration (1)	2,922
Effective settlement of preexisting relationship between DTI and Titan (2)	1,675
Fair value of consideration transferred	$10,774

(1) Represents the value, as of the Titan Closing Date, of the DTI common stock transferred as purchase consideration.

(2) Represents the effective settlement of DTI’s accounts receivable from Titan and DTI’s accounts payable to Titan as Titan and DTI were customers of each other prior to the Titan Closing.

The acquisition of Titan has been accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). Drilling Tools International, Inc. has been treated as the accounting acquirer. Accordingly, Titan’s tangible and identifiable intangible assets acquired, and its liabilities assumed were recorded at their estimated fair values on the Titan Closing Date. The purchase price allocation for the acquisition is final as of December 31, 2025.

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

The following table sets forth the amounts allocated to the identified intangible assets, the estimated useful lives of those intangible assets as of the Titan Closing Date, and the methodologies used to determine the fair values of those intangible assets (in thousands):

	Fair value	Useful life (in years)	Fair value methodology
Customer Relationship	$2,657	25	Multi-period Excess Earnings Method
Total intangible assets	$2,657

The intangible assets acquired are expected to be amortized over their useful lives on a straight-line basis.

The Company incurred acquisition-related costs of $0.3 million during the three months ended March 31, 2025, which is included in other operating and non-operating expenses, net in the consolidated statements of comprehensive income (loss).

The Company’s consolidated statements of comprehensive income (loss) for the three months ended March 31, 2026 and 2025 include Titan’s revenues of $2.1 million and $2.6 million, respectively, and net income of $0.1 million and $0.1 million, respectively.

NOTE 4 – BALANCE SHEET DETAILS - CURRENT ASSETS AND CURRENT LIABILITIES

Inventories

The following table shows the components of inventory (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$9,732	$14,281
Work in progress	794	672
Finished goods	8,089	3,196
Total inventories	$18,615	$18,149

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses:
Deposits on inventory	$2,312	$1,020
Prepaid income tax	—	—
Prepaid insurance	428	891
Prepaid rent	456	445
Prepaid software	557	0
Other prepaid expenses	10	334
Other current assets:
Income tax receivable	1,632	1,176
Total	$5,395	$3,866

Accrued expenses and other current liabilities

The following table shows the components of accrued expenses and other current liabilities (in thousands):

	March 31, 2026	December 31, 2025
Accrued expenses:
Accrued compensation and related benefits	$4,604	$5,662
Accrued insurance	386	616
Accrued professional services	308	210
Accrued inventory and property, plant, and equipment purchases	198	1,014
Accrued interest	415	493
Accrued property taxes	296	86
Accrued monitoring fees	534	504
Other	232	991
Other current liabilities:
Income tax payable	$906	$—
Sales tax payable	344	276
Unbilled lost-in-hole revenue	56	137
Deferred income	840	722
Total accrued expenses and other current liabilities	$9,119	$10,711

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

The following table shows the component of property, plant and equipment, net (in thousands):

	Estimated Useful Lives (in Years)	March 31, 2026	December 31, 2025
Rental tools and equipment	5-10	$219,829	$215,596
Buildings and improvements	5-40	8,126	7,876
Office furniture, fixtures and equipment	3-5	3,258	3,153
Transportation and equipment	3-5	708	691
Total property, plant and equipment		231,921	227,317
Less: accumulated depreciation		(160,647)	(156,382)
Property, plant and equipment, net (excluding construction in progress)		71,274	70,935
Construction in progress		1,752	1,667
Property, plant and equipment, net		$73,026	$72,602

Total depreciation expense for the three months ended March 31, 2026 and 2025 was approximately $6.2 million and $6.1 million, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

The following table shows the components of intangible assets, net (in thousands):

	Weighted-average remaining amortization period (in years)	March 31, 2026	December 31, 2025
Trade name	12.4	$2,033	$2,050
Developed technology	14.7	18,098	18,609
Customer relationships	19.6	24,044	24,180
Patents	12.1	12	12
Total intangible assets		44,187	44,850
Less: accumulated amortization		(5,750)	(5,176)
Intangible assets, net		$38,437	$39,674

Total amortization expense for the three months ended March 31, 2026 and 2025 was approximately $0.7 million and $0.6 million, respectively. Estimated future amortization expense for the next five years is as follows:

2026	$2,475
2027	$2,475
2028	$2,475
2029	$2,475
2030	$2,475
Thereafter	$26,062
Total	$38,437

NOTE 7 – GOODWILL

The change in carrying amount of goodwill for the three months ended March 31, 2026 was as follows (in thousands):

Total
Net balance as of December 31, 2025	$14,616
Foreign currency translation	(92)
Net balance as of March 31, 2026	$14,524

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

For the three months ended March 31, 2026, the interest on the amount drawn on the Revolving Line of Credit and Term Loan and the outstanding Term Loan balance are based on the Secured Overnight Financing Rate ("SOFR") or the bank’s base lending rate plus applicable margin (approximately 6.64% and 7.73%, respectively, at March 31, 2026). The Credit Facility is collateralized by substantially all the assets of the Company.

As of March 31, 2026, there was $32.5 million drawn against the line of credit.

In connection with acquisition of EDP, the Company issued an unsecured Promissory Note to the former parent company of EDP, totaling $5.2 million. On April 22, 2025, the First Amendment to the note was signed, reducing the balance by $0.3 million. The note bears an interest rate of 8% per annum. The note matures in December 2029 and payments are made quarterly. The note is a foreign currency denominated monetary liability (issuance and payments are denominated in Euros), and as such, is measured at the end of each reporting period based on the exchange rate at that date. The remaining balance on the Promissory Note was $3.8 million as of March 31, 2026. For the three months ended March 31, 2026 and 2025, the Company recognized a gain of $0.1 million and $0.1 million, respectively, on the unaudited condensed consolidated statements of comprehensive income (loss).

As of March 31, 2026, the future maturities of long-term debt consisted of the following (in thousands):

2026	$4,484
2027	6,051
2028	6,137
2029	35,081
Total long term debt	$51,753

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

The Default Rate Derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the Default Rate Derivative was negligible as of March 31, 2026 and December 31, 2025 and therefore no amounts were recorded as of March 31, 2026 or December 31, 2025.

NOTE 9 – INCOME TAXES

The Company recorded an income tax benefit on the unaudited condensed consolidated statements of comprehensive income (loss) of $0.6 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

The income tax expense for the three months ended March 31, 2026 was calculated using a discrete approach. This methodology was used because changes in the Company's results of operations and acquisitions can materially impact the estimated annual effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 was 26.6% and 8.7%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to the state taxes, foreign income taxes on the Company’s international operations, and permanent differences.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. There was no signficant changes to the valuation allowance during the three months ended March 31, 2026 and 2025.

NOTE 10 – STOCK-BASED COMPENSATION

On June 20, 2023, the Company adopted the Drilling Tools International Corporation 2023 Omnibus Incentive Plan (the "2023 Plan"). The 2023 Plan became effective on the closing of the Merger. The 2023 Plan provides for the issuance of shares of Common Stock up to ten percent (10%) of the shares of outstanding Common Stock as of the closing of the Merger and automatically increases on the first trading day of each calendar year by the number of shares of Common Stock equal to three percent (3%) of the total number of outstanding Common Stock on the last day of the prior calendar year. The 2023 Plan allows for awards to be issued to employees, non-employee directors, and consultants in the form of options, stock appreciation rights, restricted shares, restricted stock units, performance based awards, other share-based awards, other cash-based awards, or a combination of the foregoing. As of March 31, 2026, there were 1,928,447 shares of Common Stock available for issuance under the 2023 Plan.

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

The following table summarizes our stock option activity for the three months ended March 31, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
OUTSTANDING, December 31, 2025	4,933,626	$3.50	4.97	$—
Granted	—	—	—	—
Exercised	(20,000)	3.02	—	—
Forfeited	—	—	—	—
OUTSTANDING, March 31, 2026	4,913,626	$3.51	4.66	$4,708
UNVESTED, March 31, 2026	828,330	$3.02	7.88	$1,085
EXERCISABLE, March 31, 2026	4,085,296	$3.61	4.01	$3,623

During the three months ended March 31, 2026 and 2025, the Company recognized $0.4 million and $0.4 million, respectively, of stock-based compensation expense related to stock options within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). As of March 31, 2026, total unrecognized compensation expense related to the stock options totaled $1.3 million which will be recognized over the next 0.8 years.

Restricted Stock Units

Restricted stock units ("RSUs") are granted to employees as well as members of the Board of Directors. RSUs vest over a one to four year period with service and continued employment as the only vesting criteria. The recipient of the restricted stock award is entitled to all of the rights of a shareholder, except that the award is nontransferable during the vesting period. The fair value of the restricted stock award is established on the grant date and then expensed over the vesting period resulting in an increase in additional paid-in-capital.

The following table summarizes our restricted stock unit activity for the three months ended March 31, 2026:

	Shares	Weighted Average Exercise Price
UNVESTED, December 31, 2025	1,022,451	$3.16
Granted	310,995	3.48
Vested	(219,831)	3.23
Forfeited	—	—
UNVESTED, March 31, 2026	1,113,615	$3.24

During the three months ended March 31, 2026 and 2025, the Company recognized $0.3 million and $0.2 million, respectively, of stock-based compensation related to RSUs within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). As of March 31, 2026, total unrecognized compensation expense related to the restricted stock units totaled $3.2 million which will be recognized over the next 2.9 years.

Performance Share Awards

During the three months ended March 31, 2026, the Company granted performance-based restricted stock units (“PSUs”) under the Drilling Tools International Corporation 2023 Omnibus Incentive Plan. The Company granted 665,836 to certain employees. Each PSU represents the right to receive one share of the Company’s common stock upon vesting, subject to the achievement of specified performance conditions and continued service. The PSUs are subject to a three-year performance period and vest, if at all, based on the Company's achievement of cumulative performance goals. The PSUs are eligible to vest based on the achievement of a performance metric, with payouts at the end of the vesting period ranging from 50% to 200% of target. The performance target is established annually within the three-year cumulative performance period, and final payout is determined following certification by the Compensation Committee after the end of the performance period. During the three months ended March 31, 2026, the Company recognized $0.1 million of stock-based compensation related to PSUs within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). As of March 31, 2026, total unrecognized compensation expense related to the stock options totaled $1.8 million which will be recognized over the next 2.9 years.

NOTE 11 – OTHER OPERATING AND NON-OPERATING EXPENSES, NET

The following table shows the components of other operating and non-operating expenses, net for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Transaction fees	$401	$732
Unrealized loss on foreign currency	105	—
Restructuring charges	213	—
Software implementation	131	132
Interest income	(108)	(98)
Other, net	33	1,168
Other operating and non-operating expenses, net	$775	$1,934

NOTE 12 – RELATED PARTY TRANSACTIONS

Management fees

For the three months ended March 31, 2026 and 2025, management fees paid to Hicks Holdings Operating LLC ("HHLLC"), a shareholder of the Company, were approximately $0.2 million and $0.2 million, respectively. Management fees paid to a shareholder are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). The last payment under this arrangement is set to be made in December 2027.

Director fees

Director fees for the three months ended March 31, 2026 and 2025 were approximately $0.2 million and $0.1 million, respectively. Director fees are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Related Party Note Receivable

On July 31, 2024 ("Closing Date"), the Company entered into the Sixth Amendment and Restated Promissory Note with Tronco Energy Corporation ("Tronco"), an entity owned by employees of the Company. The face value of the note is $6.5 million. Pursuant to the Sixth Amendment and Restated Promissory Note, Tronco will make payments to the Company annually, commencing on the first anniversary of the Closing Date through the fifth anniversary of the Closing Date. Per the agreement, if the 20-day volume-weighted average price of DTI falls below $3.20 per share, the principal that otherwise would have been due shall be deferred and apportioned over the remaining payment dates specified in the agreement. The first payment due on July 31, 2025 was deferred as the 20-day volume-weighted average price of DTI was below $3.20 per share. Payment deferrals can continue for any period in which the 20-day-volume-weighted average price leading up to the anniversary date falls below $3.20 per share, up to the fifth anniversary. If at the fifth anniversary the 20-day-volume-weighted average price is below $3.20, the entire principal balance would be due upon the sixth anniversary. Any payments due and not received by the Company before the fifth day following the anniversary date will bear interest from the date of nonpayment until paid equal to 3%. In accordance with ASC 805, the receivable's fair value was measured at the present value of future cash flows upon the Closing Date. Based on the present value calculation, the note was discounted by $1 million. For the three months ended March 31, 2026 and 2025, interest income recognized on the discounted note totaled $0.1 million and $0.1 million, respectively. The carrying value of the note as of March 31, 2026 was $5.5 million.

NOTE 13 – LEASES

The Company leases various facilities and vehicles under noncancelable operating lease agreements. The remaining lease terms for our leases range from 1 month to 14 years. These leases often include options to extend the term of the lease which may be for periods of up to 5 years. When it is reasonably certain that the option will be exercised, the impact of the renewal term is included in the lease term for purposes of determining total future lease payments and measuring the ROU asset and lease liability. We apply the short-term lease policy election, which allows us to exclude from recognition leases with an original term of 12 months or less. We have not entered into any finance leases as of March 31, 2026.

For the three months ended March 31, 2026, the components of the Company’s lease expense were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease cost	$1,723	$1,739
Short-term lease cost	32	31
Variable lease cost	152	109
Total Lease Cost	$1,907	$1,879

Supplemental balance sheet information related to leases was as follows (in thousands):

	2026	2025
Weighted-average remaining lease term (in years)	7.74	7.15
Weighted average discount rate	8.22%	7.73%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2026 were as follows (in thousands):

2026	$4,689
2027	5,107
2028	4,458
2029	3,684
2030	3,518
Thereafter	12,764
Total lease payments	$34,220
Less: imputed interest	(9,254)
Present value of lease liabilities	$24,966

The Company leases downhole drilling tools to companies in the oil and natural gas industry. Such leases are accounted for in accordance with ASC 842. For the three months ended March 31, 2026 and 2025, tool rental revenue was approximately $28.9 million and $34.5 million, respectively. Our lease contract periods are short-term in nature and are typically daily, monthly, per well, or footage based. Due to the short term nature of the contracts, no maturity table is presented.

NOTE 14 – EMPLOYEE BENEFITS

The Company sponsors various defined contribution savings plan, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The total expense for the three months ended March 31, 2026 and 2025 was approximately $0.3 million and $0.3 million, respectively.

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

Management Fee

The Company is required to pay a monthly management fee to a shareholder. The fee is based upon a percentage of the Company’s trailing twelve months, earnings before interest, taxes and depreciation and amortization amount, as defined in the management agreement (refer to Note 12 – Related Party Transactions).

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

The following table sets forth the computation of the Company’s basic and diluted net earnings per share for the three months ended March 31, 2026 and 2025 (in thousands except share and per share data):

	Three months ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to Drilling Tools International stockholders	$(1,540)	$(1,669)
Denominator
Weighted-average common shares used in computing earnings per share — basic	35,116,094	35,592,737
Weighted-average effect of potentially dilutive securities:
Effect of potentially dilutive time-based stock options	—	—
Effect of potentially dilutive performance-based stock options	—	—
Effect of potentially dilutive restricted stock units	—	—
Weighted-average common shares outstanding — diluted	35,116,094	35,592,737
Earnings (loss) per share — basic	$(0.04)	$(0.05)
Earnings (loss) per share — diluted	$(0.04)	$(0.05)

As of March 31, 2026, the Company’s potentially dilutive securities consisted of options to purchase common stock and restricted stock units. Based on the amounts outstanding as of the three months ended March 31, 2026 and 2025, the Company excluded the following potential common shares from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2026	2025
Performance-based options outstanding	534,063	534,063
Time-based options outstanding	4,379,571	4,396,855
Time-based restricted stock units outstanding	1,113,616	—
Total	6,027,250	4,930,918

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

The Company’s two operating segments derive revenues from customers by providing oilfield equipment and services to operators in wellbore construction and casing installation. The CODM assesses performance for each segment individually and decides how to allocate resources by using Segment EBITDA, which is defined as net income (loss); excluding interest income; interest expense; other operating and non-operating expense, net; income tax benefit (expense); depreciation and amortization; and unallocated corporate general and administrative expenses, including stock-option expense and monitoring fees. Additionally, the Company’s CODM reviews total segment assets and capital expenditures by segment regularly in making operational decisions. The CODM uses these metrics in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis to forecast future performance, adjust the budget, and make decisions about the allocation of operating and capital resources to the segment.

Financial information by segment for the three months ended March 31, 2026 and 2025 are summarized below:

	For The Three Months Ended March 31, 2026
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	25,704	4,856	30,560
Product Sales	7,692	1,858	9,550
Total Revenue	33,396	6,714	40,110
Reconciliation of revenue
Elimination of intersegment revenue			(2,152)
Total Consolidated Revenue			37,959
Less:(1)
Cost of Tool Rental	7,280	2,121	9,401
Cost of Product Sales	2,683	1,180	3,863
Total Cost of Sales	9,963	3,301	13,264
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(2,152)
Total consolidated cost of revenue			11,112
Selling, general, administrative expenses	13,362	3,525	16,887
Segment EBITDA	10,071	(112)	9,960
Reconciliation of segment profit
Corporate expenses(2)			2,433
Depreciation and amortization			6,927
Stock option expense			719
Monitoring fees			188
Transaction expenses			401
Other expenses			1,386
Consolidated loss before taxes			(2,095)

	For The Three Months Ended March 31, 2025
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	32,662	4,525	37,186
Product Sales	8,534	527	9,061
Total Revenue	41,196	5,052	46,248
Reconciliation of revenue
Elimination of intersegment revenue			(3,368)
Total Consolidated Revenue			42,880
Less:(1)
Cost of Tool Rental	8,390	1,951	10,341
Cost of Product Sales	3,750	522	4,273
Total Cost of Sales	12,140	2,473	14,614
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(3,368)
Total consolidated cost of revenue			11,246
Selling, general, administrative expenses	15,479	2,767	18,246
Segment EBITDA	13,576	(188)	13,388
Reconciliation of segment profit
Corporate expenses(2)			2,634
Depreciation and amortization			6,722
Stock Option Expense			541
Monitoring fees			188
Transaction expenses			732
Goodwill impairment			1,901
Other expenses			2,498
Consolidated income before taxes			(1,828)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker

(2) Comprised primarily of expenses not allocated to our geographical segments.

Additional financial information by operating segment as of March 31, 2026 and 2025 are summarized below:

	March 31,
	2026	2025
Capital Expenditures
Western Hemisphere	$7,098	$4,583
Eastern Hemisphere	589	460
Total capital expenditures	7,687	5,043
Segment Assets(1):
Western Hemisphere	$157,743	$159,598
Eastern Hemisphere	58,133	65,189
Total segment assets	215,876	224,787
Corporate and other(2)	8,824	8,382
Total assets	$224,700	$233,169

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

NOTE 18 – SUPPLEMENTAL CASH FLOWS

Cash flows related to income taxes, interest, leases, inventory purchases and capital expenditures included in accounts payable, assumed liabilities acquired in a business combination and other non-cash investing and financing activities were as follows:

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$1,192	$1,164
Cash paid for income taxes	—	41
Operating cash flows from operating leases	1,653	1,657
Non-cash investing and financing activities:
Measurement period adjustment related to EDP Acquisition	—	1,671
ROU assets obtained in exchange for lease liabilities	301	1,370
Fair value of Titan liabilities assumed in Titan Acquisition	—	4,045
Non-cash consideration in Titan Acquisition	—	4,597
Treasury stock obtained in exchange for shares withheld on vesting	221	—
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	470	2,961
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	358	3,247

NOTE 19 – SHARE REPURCHASES

On May 13, 2025, the Company announced a share repurchase program allowing the Company to purchase common stock held by non-affiliates, not to exceed $10.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the SEC. The Board of Directors of the Company approved the plan to remain active until December 31, 2026.

Share repurchases by quarter are summarized below:

Period	Total number of shares of Common Stock Purchases	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases	Remaining aggregate value authorized for repurchase
Fiscal year 2025	505,169	2.50	1,265,029	8,734,971
First quarter 2026	206,800	3.41	706,050	8,028,921
Total	711,969	$2.77	$1,971,079	$8,028,921

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated. Capitalized terms used in this section, but not otherwise defined, have the meanings ascribed to them in the Report.

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

Our revenues are derived from two sources: tool rental and product sales. Tool rental revenues are derived from the rental of tools used in bottom hole assemblies (“BHA”), various wellbore optimization tools, and tubular goods for drilling, workover, and completion operations. Additionally, tool rental revenue consists of the repair and inspection of such tools. Product sale revenues are derived from the sale of target depth technologies, the manufacturing and repair of tools for external customers, and tool recovery revenue. During the three months ended March 31, 2026 and 2025, we derived 76% and 81% of total revenues from tool rentals and 24% and 19% from product sales, respectively.

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

Our product sales revenues are primarily dependent on oil and gas companies paying for tools that are lost or damaged in their drilling programs as well as the customers' need to replace aging or consumable products and our ability to provide competitive pricing. With the addition of Deep Casing Tools, we now sell tools to the end users for use in constructing their wells.

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

	Three months ended March 31,
	2026	2025	Change
WTI Oil Price ($/bbl.)(1)	$71.98	$71.84	0%
Natural Gas Price ($/MMBtu)(2)	$4.79	$4.15	15%
Western Hemisphere Drilling Rigs (3)	879	930	-5%
Eastern Hemisphere Drilling Rigs (3)	895	919	-3%

(1) U.S. Energy Information Administration (“EIA”) Cushing, OK WTI (“West Texas Intermediate”) monthly average spot price per barrel of crude oil.

(2) EIA Henry Hub Natural Gas monthly average spot price per million British Thermal Unit (“MMBtu”).

(3) Baker Hughes, includes land and offshore activity and does not include miscellaneous rigs

During the three months ended March 31, 2026, the oil and gas market continued to reflect a dynamic interplay of geopolitical tensions, shifting demand patterns, and broader macroeconomic factors. U.S. oil production remained near record levels, supported by sustained activity in the Permian Basin and offshore developments. However, elevated supply, combined with moderating global demand growth, contributed to a continued imbalance in global oil markets and exerted downward pressure on prices. Crude oil prices, including WTI, remained volatile during the quarter and generally trended below prior-year levels. Despite this near-term volatility, our customers continue to prioritize medium- and long-term commodity price expectations when making investment decisions, given the extended lead times associated with offshore projects.

During the three months ended March 31, 2026, U.S. natural gas prices continued to strengthen, building on the recovery observed in 2025 following the record lows of 2024. Market fundamentals remained supportive, with demand growth continuing to outpace increases in U.S. production, contributing to tighter inventory levels. As a result, natural gas prices remained elevated during the quarter.

Despite significant commodity price volatility over the past several years, we have seen decreases in both the Western and Eastern Hemisphere. However, notwithstanding the impact of longer laterals, improved rig efficiencies have partially offset the impact of this reduction. As a result, while overall activity has moderated, productivity per rig has increased, helping to cushion the effect of reduced drilling activity on overall output.

Inflation and Increased Costs

We are experiencing the impacts of global inflation, both in increased personnel costs and the prices of goods and services required to operate drilling rigs and execute capital projects. While we are currently unable to estimate the ultimate impact of rising prices, we do expect that our costs will continue to rise in the near term and will impact our profitability.

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three months ended March 31,
	2026	2025	$ Change	% Change
Revenue, net:
Western Hemisphere	$33,396	$41,196	$(7,800)	-19%
Eastern Hemisphere	6,714	5,052	1,662	33%
Intersegment Revenue	(2,152)	(3,368)	1,216	nm
Total revenue, net	37,958	42,880	(4,922)	-11%
Segment income/(loss)
Western Hemisphere	10,071	13,576	(3,505)	-26%
Eastern Hemisphere	(112)	(188)	76	-41%
Total segment income/(loss)	9,959	13,388	(3,429)	-26%
Costs and other deductions:
Corporate and other expenses[1]	3,340	3,364	(24)	nm
Depreciation and amortization expense	6,927	6,722	205	3%
Interest expense, net	1,013	1,309	(296)	-23%
Gain (loss) on asset disposal	—	(13)	13	nm
Goodwill impairment	—	1,901	(1,901)	nm
Other operating and non-operating costs, net	776	1,934	(1,158)	-60%
Total costs and other deductions	12,056	15,216	(3,160)	-21%
Income before income taxes	(2,095)	(1,828)	(267)	15%
Income tax benefit (expense)	557	159	398	nm
Net income (loss)	$(1,538)	$(1,669)	131	-8%

(1) Corporate and other includes stock compensation expense, monitoring expenses, and unallocated corporate expenses.

(2) nm = not meaningful

Comparison of the Three Months Ended March 31, 2026 and 2025

Western Hemisphere

Western Hemisphere revenue was $33.4 million for the three months ended March 31, 2026, a decrease of $7.8 million, or 19%, compared to the three months ended March 31, 2025. The decrease in revenues was driven by a decrease in tool rental revenue as a result of lower customer activity levels and pricing pressures during the three months ended March 31, 2026. Western Hemisphere segment income was $10.1 million for the three months ended March 31, 2026, a decrease of $3.5 million, or 26%, compared to three months ended March 31, 2025. The decrease was in line with the decrease in revenue and driven by lower customer activity levels and pricing pressures during the three months ended March 31, 2026.

Eastern Hemisphere

Eastern Hemisphere revenue was $6.7 million for the three months ended March 31, 2026, an increase of $1.7 million, or 33%, compared to the three months ended March 31, 2025. The increase in revenues was driven by increases in our product sales in the Eastern Hemisphere as well as increased rental activity in geographies into which the Company has expanded. Eastern Hemisphere segment loss was $0.1 million for the three months ended March 31, 2026, an increase of $0.1 million, or 41%, compared to the three months ended March 31, 2025. This increase was in line with the increase seen in revenue.

Depreciation and amortization expense

Depreciation and amortization expense was $6.9 million for the three months ended March 31, 2026, an increase of $0.2 million, or 3%, compared to the three months ended March 31, 2025. The increase corresponds with the increasing property, plant, and equipment and intangible asset balances as a result of acquisitions and capital expenditures.

Interest Expense, net

Interest expense, net was $1.0 million for the three months ended March 31, 2026, a decrease of $0.3 million, or 23%, compared to the three months ended March 31, 2025. The decrease was primarily a result of reduction in the Company's net debt balance year over year.

Other operating and non-operating expense, net

Other operating and non-operating expense, net was $0.8 million for the three months ended March 31, 2026, a decrease of $1.2 million, or 60%, compared to the three months ended March 31, 2025. The decrease was primarily a result of the restructuring costs incurred during the three months ended March 31, 2025 as a result of change in segments and reorganization.

Non-GAAP Financial Measures

To supplement our unaudited interim consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for the (non-recurring transaction expenses recorded to other (income) expense are presented separately within Adjusted EBITDA):

	Three months ended March 31,
(In thousands)	2026	2025
Net income (loss)	$(1,538)	$(1,669)
Add (deduct):
Income tax expense (benefit)	(557)	(159)
Depreciation and amortization	6,927	6,722
Interest expense, net	1,013	1,309
Stock option expense	719	541
Management fees	188	188
Loss (gain) on sale of property	—	(13)
Goodwill impairment	—	1,901
Transaction expense	401	732
Other operating and non-operating expense, net	374	1,203
Adjusted EBITDA	$7,527	$10,755

Liquidity and Capital Resources

At March 31, 2026, we had $2.8 million of cash and cash equivalents. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under the Credit Facility Agreement. We may use additional cash generated to execute strategic acquisitions or for general corporate purposes. We believe that our existing cash on hand, cash generated from operations and available borrowings under the Credit Facility Agreement will be sufficient for the next 12 months to meet working capital requirements and anticipated capital expenditures as well as any need beyond the next 12 months.

We are not aware of any known trends, demands, commitments, events, or uncertainties that have resulted in or are reasonably likely to result in a material change in our liquidity. Our primary sources of liquidity continue to be cash flows from operations, together with availability under our credit facilities. We believe these sources will be sufficient to meet our working capital requirements, capital expenditures, and other liquidity needs for at least the next twelve months. However, our liquidity may be impacted by a variety of factors, including changes in market conditions, commodity prices, customer demand, capital allocation priorities, and other macroeconomic factors, the extent and timing of which remain uncertain.

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

Contractual Obligations and Commitments

Our material contractual obligations arise from leases of facilities and vehicles under noncancelable operating lease agreements. See Note 15 - Commitments and Contingencies, of the notes to the Interim Financial Statements.

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

Cash Flows

The following table sets forth our cash flows for the period indicated:

	Three months ended March 31,
(In thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(3,163)	$2,431
Investing activities	(2,971)	(7,280)
Financing activities	5,282	1,392
Effect of changes in foreign exchange rate	44	61
Net increase (decrease) in cash	$(808)	$(3,396)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $3.2 million, the driver being a net loss of $2.0 million and a decrease in net working capital of $6.1 million offset by non-cash adjustments of $4.9 million. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report entitled “Risk Factors.”

Net cash provided by operating activities for the three months ended March 31, 2025 was $2.4 million, the driver being a net loss of $1.7 million, including non-cash charges of $7.2 million, offset by a decrease in net working capital of $3.1 million.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $3.0 million resulting from purchases of property, plant, and equipment of $7.7 million, purchases of intangible assets of $0.4 million, partially offset by proceeds from rental tool recovery sales of $5.1 million.

Net cash used in investing activities for the three months ended March 31, 2025 was $7.3 million, resulting from purchases of property, plant, and equipment of $5.0 million, purchases of intangible assets of $0.7 million, and the acquisition of Titan Tools for $5.6 million were partially offset by proceeds from rental tool recovery sales of $4.0 million.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $5.3 million, resulting from net debt increases of $6.0 million, offset by purchases of treasury stock of $0.7 million.

Net cash provided by financing activities for the three months ended March 31, 2025 was $1.4 million, resulting from net debt increases of $1.4 million.

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

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Concentration risk

A discussion of concentration risk is included in Note 1 – Summary of Significant Accounting Policies, of the notes to the Interim Condensed Consolidated Financial Statements included elsewhere in this report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, Note 15 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.

Our Annual Report filed with the SEC on March 6, 2026, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Report or presented elsewhere by management from time to time. There have been no material changes to the risk factors that appear in the Annual Report as of the date of this Quarterly Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 13, 2025, the Company announced a share repurchase program allowing the Company to purchase common stock held by non-affiliates, not to exceed $10.0 million in aggregate value. We remain authorized to purchase $8.0 million in aggregate value of common shares under this repurchase program. The share repurchase program is authorized by the Board through December 31, 2026.

Shares repurchased during the three months ended March 31, 2026 were as follows:

Three Months Ended March 31, 2026	Total number of shares of Common Stock Purchases	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases	Remaining aggregate value authorized for repurchase
January 1, 2026 - January 31, 2026	97,500	3.12	304,395	8,430,577
February 1, 2026 - February 28, 2026	44,300	3.74	165,670	8,264,907
March 1, 2026 - March 31, 2026	65,000	3.63	235,986	8,028,921
Total	206,800	$3.41	$706,050	$8,028,921

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none our officers and directors entered into new 10b5-1 trading plans. Additionally, none of the officers and directors modified or terminated existing 10b5-1 trading plans.

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

Drilling Tools International Corporation

Date: May 8, 2026	By:	/s/ David R. Johnson
David R. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)