Form 10-Q
period 2026-06-30
Drilling Tools International Corp
filed 2026-08-07
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 35,282,224 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the impact of restrictive covenants in the Second Amended and Restated Revolving Credit, Term Loan and Security and Guaranty Agreement among Drilling Tools International, Inc., certain of its subsidiaries, Drilling Tools International Corporation and PNC Bank, National Association, dated as of March 15, 2024 (the “Credit Facility Agreement”);
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(In thousands, except share data)	2026	2025

ASSETS
Current assets
Cash	$2,520	$3,648
Accounts receivable, net	43,494	37,683
Related party note receivable, current	1,541	1,541
Inventories	20,160	18,149
Prepaid expenses and other current assets	6,073	3,866
Total current assets	73,788	64,887
Property, plant and equipment, net	71,815	72,602
Operating lease right-of-use asset	24,458	25,181
Intangible assets, net	38,143	39,674
Goodwill, net	14,543	14,616
Deferred financing costs, net	512	468
Related party note receivable, less current portion	4,019	3,836
Deposits and other long-term assets	1,313	917
Total assets	$228,591	$222,181
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,544	$9,785
Accrued expenses and other current liabilities	8,759	10,711
Current portion of operating lease liabilities	4,639	4,335
Current maturities of long-term debt	5,932	5,989
Total current liabilities	33,874	30,820
Operating lease liabilities, less current portion	20,552	21,494
Revolving line of credit	39,330	25,000
Long-term debt, less current portion	8,957	14,827
Deferred tax liabilities, net	6,157	7,167
Total liabilities	108,870	99,308
Commitments and contingencies (See Note 15)
Shareholders' equity
Common stock, $0.0001 par value, shares authorized 125,000,000; issued 36,057,592 and 35,661,297, respectively; outstanding 35,282,224 and 35,156,128, respectively	4	4
Less: Treasury stock at cost, 775,368 and 505,169 shares, respectively	(2,192)	(1,265)
Additional paid-in-capital	132,528	130,801
Accumulated deficit	(10,670)	(7,343)
Accumulated other comprehensive income (loss)	41	664
Total Drilling Tools International shareholders' equity	119,711	122,861
Non-controlling interest	10	12
Total equity	119,721	122,873
Total liabilities and shareholders' equity	$228,591	$222,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenue, net:
Tool rental	$29,572	$32,756	$58,482	$67,289
Product sale	8,500	6,665	17,549	15,012
Total revenue, net	38,072	39,421	76,031	82,301
Costs and other deductions:
Cost of tool rental revenue	7,655	7,402	15,405	15,090
Cost of product sale revenue	3,258	2,494	6,620	6,051
Selling, general, and administrative expense	19,896	21,023	40,122	42,633
Depreciation and amortization expense	6,916	6,830	13,843	13,552
Interest expense, net	1,111	1,336	2,124	2,645
Loss (gain) on asset disposal	(2)	85	(2)	72
Goodwill impairment	—	—	—	1,901
Other operating and non-operating expense, net	1,106	1,912	1,882	3,846
Total costs and other deductions	39,940	41,082	79,994	85,790
Income (loss) before income tax expense	(1,868)	(1,661)	(3,963)	(3,489)
Income tax benefit (expense)	76	(746)	633	(587)
Net income (loss)	$(1,792)	$(2,407)	$(3,330)	$(4,076)
Less: Net income (loss) attributable to non-controlling interest	$(4)	$—	$(2)	$—
Net income (loss) attributable to Drilling Tools International shareholders	$(1,788)	$(2,407)	$(3,328)	$(4,076)
Basic earnings (loss) per share	$(0.05)	$(0.07)	$(0.09)	$(0.11)
Diluted earnings (loss) per share	$(0.05)	$(0.07)	$(0.09)	$(0.11)
Basic weighted-average common shares outstanding	35,276,155	35,573,749	35,202,327	35,583,139
Diluted weighted-average common shares outstanding	35,276,155	35,573,749	35,202,327	35,583,139
Comprehensive income (loss):
Net income (loss)	$(1,792)	$(2,407)	$(3,330)	$(4,076)
Foreign currency translation adjustment, net of tax	131	2,199	(623)	3,141
Comprehensive income (loss):	(1,661)	(208)	(3,953)	(935)
Less: comprehensive income (loss) attributable to non-controlling interest	(4)	—	(2)	—
Comprehensive income (loss) attributable to Drilling Tools International shareholders	$(1,657)	$(208)	$(3,951)	$(935)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Drilling Tools International Shareholders' Equity	Non-controlling Interest	Total Equity
BALANCE, December 31, 2024	34,704,696	$3	—	$—	$125,415	$(3,582)	$(1,877)	$119,959	$—	$119,959
Stock-based compensation	—	—	—	—	541	—	—	541	—	541
Issuance of common stock related to business combination	888,041	1	—	—	2,922	—	—	2,923	—	2,923
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	942	942	—	942
Net loss	—	—	—	—	—	(1,669)	—	(1,669)	—	(1,669)
BALANCE, March 31, 2025	35,592,737	$4	—	$—	$128,878	$(5,251)	$(935)	$122,696	$—	$122,696
Stock-based compensation	—	—	—	—	642	—	—	642	—	642
Purchase of treasury stock	—	—	202,611	(608)	—	—	—	(608)	—	(608)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	2,199	2,199	—	2,199
Shares issued due to vesting of restricted stock units	68,560	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,407)	—	(2,407)	—	(2,407)
BALANCE, June 30, 2025	35,661,297	$4	202,611	$(608)	$129,520	$(7,658)	$1,264	$122,522	$—	$122,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Drilling Tools International Shareholders' Equity	Non-controlling Interest	Total Equity
BALANCE, December 31, 2025	35,661,297	$4	505,169	$(1,265)	$130,801	$(7,343)	$664	$122,861	$12	$122,873
Stock-based compensation	—	—	—	—	719	—	—	719	—	719
Treasury stock purchases	—	—	206,800	(706)	—	—	—	(706)	—	(706)
Restricted stock vesting	219,831	—	63,399	(221)	—	—	—	(221)	—	(221)
Stock option exercise	20,000	—	—	—	60	—	—	60	—	60
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(754)	(754)	—	(754)
Net loss	—	—	—	—	—	(1,540)	—	(1,540)	2	(1,538)
BALANCE, March 31, 2026	35,901,128	$4	775,368	$(2,192)	$131,580	$(8,883)	$(90)	$120,419	$14	$120,433
Stock-based compensation	—	—	—	—	908	—	—	908	—	908
Treasury stock purchases	—	—	—	—	—	—	—	—	—	—
Restricted stock vesting	143,130	—	—	—	—	—	—	—	—	—
Stock option exercise	13,334	—	—	—	40	—	—	40	—	40
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	131	131	—	131
Net loss	—	—	—	—	—	(1,788)	—	(1,788)	(4)	(1,792)
BALANCE, June 30, 2026	36,057,592	$4	775,368	$(2,192)	$132,528	$(10,670)	$41	$119,711	$10	$119,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows provided by (used in) operating activities:
Net income (loss)	$(3,330)	$(4,076)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	13,843	13,552
Amortization of deferred financing costs	85	174
Non-cash lease expense	2,611	2,466
Unrealized loss (gain) on currency translation	(389)	567
Write off of excess and obsolete inventory	11	510
Write off of excess and obsolete property and equipment	—	195
Provision (recovery) for credit losses	241	356
Deferred tax expense (benefit)	(1,195)	(1,766)
Loss (gain) on sale of property	(2)	72
Gain on sale of lost-in-hole equipment	(7,249)	(5,454)
Stock-based compensation expense	1,627	1,183
Interest income on related party note receivable	(184)	(182)
Goodwill impairment	—	1,901
Changes in operating assets and liabilities:
Accounts receivable, net	(6,159)	453
Prepaid expenses and other current assets	(3,128)	670
Inventories	(797)	1,291
Operating lease liabilities	(2,446)	(2,250)
Accounts payable	3,485	(3,963)
Accrued expenses and other current liabilities	(2,490)	(1,073)
Net cash flows provided by (used in) operating activities	(5,466)	4,626
Cash flows provided by (used in) investing activities:
Acquisition of a business, net of cash acquired	—	(5,622)
Purchase of intangible assets	(762)	(1,095)
Proceeds from sale of property, plant, and equipment	—	38
Purchase of property, plant, and equipment	(11,916)	(12,594)
Proceeds from sale of lost-in-hole equipment	8,992	7,132
Net cash flows provided by (used in) investing activities	(3,686)	(12,141)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options	101	—
Payment of deferred financing costs	(129)	—
Purchase of treasury stock	(706)	(608)
Repayment of term loan	(5,163)	(2,500)
Repayment of promissory note	(462)	(442)
Proceeds from revolving line of credit	35,789	33,789
Repayment on revolving line of credit	(21,459)	(27,791)
Net cash flows provided by financing activities	7,971	2,448
Effect of changes in foreign exchange rates	53	27
Net change in cash	(1,128)	(5,040)
Cash at beginning of period	3,648	6,185
Cash at end of period	$2,520	$1,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Drilling Tools International Corporation, a Delaware corporation ("DTI" or the "Company"), is a global oilfield services company that designs, engineers, manufactures and provides a differentiated, rental-focused offering of tools for use in onshore and offshore horizontal and directional drilling operations, as well as other cutting-edge solutions across the well life cycle.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as set forth by the Financial Accounting Standards Board ("FASB") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). References to U.S. GAAP issued by the FASB in these notes to the accompanying unaudited condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”).

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with U.S. GAAP and, in the opinion of the Company, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2026, and its results of operations for the three and six months ended June 30, 2026 and 2025, respectively, and cash flows for the six months ended June 30, 2026 and 2025, respectively. The condensed consolidated balance sheet at December 31, 2025, was derived from the audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements.

During the year ended December 31, 2025, the Company changed the presentation of its interim condensed consolidated statements of comprehensive income (loss) from a two-step format to a one-step format. Under the previous two-step format, operating income was presented as a subtotal. Under the new one-step format, all revenues are presented, followed by all expenses and losses, including income taxes, without the presentation of intermediate subtotals such as operating income. This change was made to simplify the presentation and enhance comparability with peer companies that use a similar format. The prior period’s statement of comprehensive income (loss) has been revised to conform to the current year’s presentation. This change in format does not affect the recognition, measurement, or classification of individual line items and has no impact on net income or other key financial metrics.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation. Further, the basis of consolidation incorporates the financial statements of our foreign entities, Casing Technologies Group Limited and Titan Tools Group Limited, which operate under UK Generally Accepted Accounting Principles ("UK GAAP"). Those financial statements are translated into U.S. GAAP for consolidation purposes. The translation process adheres to established accounting standards and guidelines to ensure consistency and comparability across our consolidated financial statements. This approach enables us to accurately reflect the financial position, results of operations, and cash flows of our consolidated operations.

Foreign Currency Translation and Transactions

The Company's reporting currency is the U.S. dollar. The functional currency of each international subsidiary is generally its respective local currency. Accordingly, all foreign balance sheet accounts have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the unaudited condensed consolidated statements of comprehensive income (loss) have been translated at the average rates during the reporting period. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of shareholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other operating and non-operating expenses, net in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

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

The Company expects to derive future benefits from its drilling tools following the end of the rental term. The Company’s rentals are generally short-term in nature, and its tools are typically rented for the majority of the time that the Company owns them.

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

Contract Assets and Contract Liabilities

Contract assets represent the Company’s rights to consideration for work completed but not billed. Contract assets were recorded in accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets. The changes in contract assets for the year ended December 31, 2025 and six months ended June 30, 2026 were as follows (in thousands):

Balance at December 31, 2024	$5,449
Revenue recognized from contract assets	42,598
Conversion of contract assets into accounts receivable	(40,851)
Balance at December 31, 2025	$7,196
Revenue recognized from contract assets	31,083
Conversion of contract assets into accounts receivable	(27,883)
Balance at June 30, 2026	$10,396

Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of June 30, 2026, the Company had $0.3 million in contract liabilities, of which the revenue is expected to be earned within one year. As of December 31, 2025 and December 31, 2024, the Company did not have any contract liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

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

The Company considers both current conditions and reasonable and supportable forecasts of future conditions when evaluating expected credit losses for uncollectible accounts receivable balances. In our determination of the allowance for credit losses, we pool receivables by days outstanding and apply an expected credit loss percentage to each pool. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Current conditions considered include predefined aging criteria, as well as specified events that indicate the balance due is not collectible. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses.

The changes in the allowance for credit losses for the year ended December 31, 2025 and the six months ended June 30, 2026 were as follows (in thousands):

Balance at December 31, 2024	$(1,690)
Provisions for expected credit losses	(595)
Foreign currency adjustments	(130)
Utilization of allowance for credit losses	213
Balance at December 31, 2025	$(2,202)
Provisions for expected credit losses	(239)
Foreign currency adjustments	15
Utilization of allowances for credit losses	29
Balance at June 30, 2026	$(2,397)

Concentration of Credit Risk

The Company’s customer concentration may impact its overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.

During the three months ended June 30, 2026, the Company generated approximately 14% of its revenue from one customer. During the three months ended June 30, 2025, the Company generated approximately 25% of its revenue from two customers. During the six months ended June 30, 2026 and 2025, the Company generated approximately 26% and 27%, respectively, of its revenue from two customers. Amounts due from these customers included in accounts receivable at June 30, 2026 and December 31, 2025 were approximately $3.6 million and $5.7 million, respectively.

During the three months ended June 30, 2026 and 2025, the Company did not have any vendors that represented over 10% of total purchases. Additionally, during the six months ended June 30, 2026 and 2025, the Company did not have any vendors that represented over 10% of total purchases.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined by using the specific identification method or the first-in-first-out ("FIFO") method, depending on the type of inventory. Inventory that is obsolete or in excess of forecasted usage is written down to its net realizable value based on assumptions regarding future demand and market conditions. Inventory write-downs are charged to cost of rental revenue and cost of product sale revenue within the operating costs section of the unaudited condensed consolidated statements of comprehensive income (loss) and establish a new cost basis for the inventory. Inventory includes raw material, work in progress, and finished goods.

Property, Plant and Equipment, net

Property, plant and equipment purchased by the Company are recorded at cost less depreciation expense. Depreciation expense is recorded using the straight-line method based on the estimated useful lives of the depreciable property or, for leasehold improvements, the remaining term of the lease, whichever is shorter. Assets not yet placed in use are not depreciated.

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

Impairment of Long-lived Assets

Long-lived assets with finite lives include property, plant and equipment and acquired intangible assets. The Company evaluates long-lived assets, including intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group.

For the six months ended June 30, 2026 and 2025, management determined that there were no triggering events necessitating impairment testing of property, plant and equipment, net.

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

Our lease contract periods are daily, monthly, per well or based on footage. Lease revenue is recognized on a straight-line basis based on these rates. We do not provide an option for the lessee to purchase the rented tools at the end of the lease, and the lessees do not provide residual value guarantees on the rented assets.

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

As of June 30, 2026 and December 31, 2025, the Company did not have any Level 1, 2, or 3 assets or liabilities measured on a recurring basis.

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

Each uncertain tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits and upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the unaudited condensed consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. The Company has no uncertain tax positions at June 30, 2026 and December 31, 2025. The Company believes there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025.

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

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASU 2025-05 effective January 1, 2026 and elected to apply the guidance prospectively. Based on the short-term nature of the Company’s accounts receivable and contract assets, historical loss experience, and current credit risk management practices, the adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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

The final allocation of the purchase price is as follows (in thousands):

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

The Company incurred acquisition-related costs of $0.3 million and $0.5 million, respectively, during the three and six months ended June 30, 2025, which is included in other operating and non-operating expenses, net in the condensed consolidated statements of comprehensive income (loss).

The Company’s condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2026, include Titan’s revenues of $2.2 million and $4.3 million, respectively, and net income of $0.1 million and $0.1 million, respectively.

NOTE 4 – BALANCE SHEET DETAILS - CURRENT ASSETS AND CURRENT LIABILITIES

Inventories

The following table shows the components of inventory (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$10,787	$14,281
Work in progress	1,055	672
Finished goods	8,318	3,196
Total inventories	$20,160	$18,149

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses:
Deposits on inventory	$2,709	$1,020
Prepaid insurance	374	891
Prepaid rent	6	445
Prepaid software	557	—
Other prepaid expenses	132	334
Other current assets:
Income tax receivable	2,295	1,176
Total	$6,073	$3,866

Accrued expenses and other current liabilities

The following table shows the components of accrued expenses and other current liabilities (in thousands):

	June 30, 2026	December 31, 2025
Accrued expenses:
Accrued compensation and related benefits	$3,885	$5,662
Accrued insurance	310	616
Accrued professional services	13	210
Accrued inventory and property, plant, and equipment purchases	98	1,014
Accrued interest	688	493
Accrued property taxes	556	86
Accrued management fees	503	504
Other	336	991
Other current liabilities:
Income tax payable	$1,021	$—
Sales tax payable	287	276
Unbilled lost-in-hole revenue	—	137
Deferred income	1,062	722
Total accrued expenses and other current liabilities	$8,759	$10,711

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

The following table shows the components of property, plant and equipment, net (in thousands):

	Estimated Useful Lives (in years)	June 30, 2026	December 31, 2025
Rental tools and equipment	5-10	$223,137	$215,596
Buildings and improvements	5-40	8,260	7,876
Office furniture, fixtures and equipment	3-5	3,289	3,153
Transportation and equipment	3-5	698	691
Total property, plant and equipment		235,384	227,317
Less: accumulated depreciation		(165,253)	(156,382)
Property, plant and equipment, net (excluding construction in progress)		70,131	70,935
Construction in progress		1,683	1,667
Property, plant and equipment, net		$71,815	$72,602

Total depreciation expense for the three months ended June 30, 2026 and 2025 was approximately $6.2 million and $6.1 million, respectively. Total depreciation expense for the six months ended June 30, 2026 and 2025 was approximately $12.5 million and $12.3 million, respectively. The Company has not acquired any property, plant and equipment under finance leases.

NOTE 6 – INTANGIBLE ASSETS, NET

The following table shows the components of intangible assets, net (in thousands):

	Weighted-average remaining amortization period (in years)	June 30, 2026	December 31, 2025
Trade name	13.5	$2,038	$2,050
Developed technology	13.8	18,465	18,609
Customer relationships	18.9	24,073	24,180
Patents	11.3	12	12
Total intangible assets		44,589	44,850
Less: accumulated amortization		(6,446)	(5,176)
Intangible assets, net		$38,143	$39,674

Total amortization expense for the three months ended June 30, 2026 and 2025 was approximately $0.7 million and $0.6 million, respectively. Total amortization expense for the six months ended June 30, 2026 and 2025 was approximately $1.4 million and $1.3 million, respectively. Estimated future amortization expense for the next five years is as follows:

2026	$2,504
2027	2,504
2028	2,504
2029	2,504
2030	2,504
Thereafter	25,623
Total	$38,143

NOTE 7 - GOODWILL

The change in carrying amount of goodwill for the six months ended June 30, 2026 was as follows (in thousands):

Total
Net balance as of December 31, 2025	$14,616
Foreign currency translation	(73)
Net balance as of June 30, 2026	$14,543

NOTE 8 – LONG-TERM DEBT

In December 2015, the Company entered into a credit facility with PNC Bank, National Association (the "Existing Credit Facility"). The facility provided for a revolving line of credit with a maximum borrowing amount totaling $60.0 million.

On March 15, 2024, the Company refinanced its revolving credit facility (the “Revolving Line of Credit”) by entering into a Second Amended and Restated Revolving Credit, Term Loan and Security and Guaranty Agreement (the “Credit Facility”) with certain of the Company’s subsidiaries and PNC Bank, National Association as lender and as agent. Pursuant to the terms of the Credit Facility, the

Company will be provided a revolving line of credit in a principal amount up to $80.0 million and a single draw term loan (the "Term Loan") in a principal amount of $25.0 million. The line of credit and the Term Loan mature in March 2029. The Credit Facility amends and restates the Company’s Existing Credit Facility under that certain Amended and Restated Revolving Credit, Term Loan, and Security Agreement, dated as of June 20, 2023, by and among the Company, certain of its subsidiaries, and PNC Bank National Association. Additionally, the Company is required to make an annual payment of up to $5 million, to be determined based on the Excess Cash Flows generated each fiscal year commencing with the year ended December 31, 2024, as defined in the Credit Facility. Based on the calculation for Excess Cash Flows laid forth in the agreement, the Company paid $2.6 million toward the term loan in April 2026.

For the six months ended June 30, 2026, the interest on the amount drawn on the Revolving Line of Credit and Term Loan and the outstanding Term Loan balance are based on the Secured Overnight Financing Rate ("SOFR") or the bank’s base lending rate plus applicable margin (approximately 6.93% and 7.73%, respectively, at June 30, 2026). The Credit Facility is collateralized by substantially all the assets of the Company.

As of June 30, 2026, there was $39.3 million drawn against the line of credit.

In connection with acquisition of European Drilling Projects in 2024, the Company issued an unsecured Promissory Note to the former parent company of EDP, totaling $5.2 million. On April 22, 2025, the First Amendment to the note was signed, reducing the balance by $0.3 million. The note bears an interest rate of 8% per annum. Additionally, on May 20, 2026, the Second Amendment to the note was signed, further reducing the balance by $0.2 million. The note matures in December 2029 and payments are made quarterly. The note is a foreign currency denominated monetary liability (issuance and payments are denominated Euro), and as such, is measured at the end of each reporting period based on the exchange rate at that date. The remaining balance on the Promissory Note was $3.4 million as of June 30, 2026. For the three months ended June 30, 2026 and 2025, the Company recognized a gain of $0.0 million and $0.4 million, respectively, on the condensed consolidated statements of comprehensive income (loss). For the six months ended June 30, 2026 and 2025 the Company recognized a gain of $0.1 million and $0.4 million, respectively, on the condensed consolidated statements of comprehensive income (loss).

As of June 30, 2026, the future maturities of long-term debt consisted of the following (in thousands):

2026	$2,966
2027	5,989
2028	5,074
2029	40,190
Total long-term debt	$54,219

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

The Default Rate Derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the Default Rate Derivative was negligible as of June 30, 2026 and December 31, 2025 and therefore no amounts were recorded as of June 30, 2026 or December 31, 2025.

NOTE 9 – INCOME TAXES

The Company recorded an income tax benefit and expense on the unaudited condensed consolidated statements of comprehensive income (loss) of $0.1 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively. Additionally, the

Company recorded income tax benefit and expense on the unaudited condensed consolidated statements of comprehensive income (loss) of $0.6 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.

The income tax expense for the six months ended June 30, 2026 was calculated using a discrete approach. This methodology was used because changes in the Company's results of operations and acquisitions can materially impact the estimated annual effective tax rate. The Company’s effective tax rate for the six months ended June 30, 2026 and 2025 were benefits and provisions of 16.0% and 16.8%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to state taxes, foreign income taxes on the Company’s international operations, and permanent differences.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. There was no change to the valuation allowance during the three and six months ended June 30, 2026 and 2025.

NOTE 10 – STOCK-BASED COMPENSATION

On June 20, 2023, the Company adopted the Drilling Tools International Corporation 2023 Omnibus Incentive Plan (the "2023 Plan"). The 2023 Plan became effective on the closing of the Merger. The 2023 Plan provides for the issuance of shares of Common Stock up to ten percent (10%) of the shares of outstanding Common Stock as of the closing of the Merger and automatically increases on the first trading day of each calendar year by the number of shares of Common Stock equal to three percent (3%) of the total number of outstanding Common Stock on the last day of the prior calendar year. The 2023 Plan allows for awards to be issued to employees, non-employee directors, and consultants in the form of options, stock appreciation rights, restricted shares, restricted stock units, performance based awards, other share-based awards, other cash-based awards, or a combination of the foregoing. As of June 30, 2026, there were 1,787,819 shares of Common Stock available for issuance under the 2023 Plan.

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

The following table summarizes our stock option activity for the six months ended June 30, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
OUTSTANDING, December 31, 2025	4,933,634	$3.50	4.97	$—
Granted	—	—	—	—
Exercised	(33,334)	3.02	—	—
Forfeited	—	—	—	—
OUTSTANDING, June 30, 2026	4,900,300	$3.51	4.44	$—
UNVESTED, June 30, 2026	828,330	$3.02	7.63	$—
EXERCISABLE, June 30, 2026	4,071,970	$3.60	3.79	$—

During the three months ended June 30, 2026 and 2025, the Company recognized $0.4 million and $0.4 million, respectively, of stock-based compensation expense related to stock options within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). During the six months ended June 30, 2026 and 2025, the Company recognized $0.7 million and $0.8 million, respectively, of stock-based compensation expense within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). As of June 30, 2026, total unrecognized compensation expense related to the stock options totaled $1.3 million. The unrecognized compensation expense will be recognized over the weighted average remaining vesting term of 0.9 years.

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

The following table summarizes our restricted stock unit activity for the six months ended June 30, 2026:

	Shares	Weighted Average Grant Date Fair Value
UNVESTED, December 31, 2025	1,022,451	$3.16
Granted	451,623	3.41
Vested	(362,961)	3.04
Forfeited	—	—
UNVESTED, June 30, 2026	1,111,113	$3.30

During the three months ended June 30, 2026 and 2025, the Company recognized $0.4 million and $0.2 million, respectively, of stock- based compensation related to RSUs within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). During the six months ended June 30, 2026 and 2025, the Company recognized $0.7 million and $0.4 million, respectively, of stock-based compensation related to RSUs within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). As of June 30, 2026, unrecognized compensation expense related to the RSUs totaled $3.2 million. The unrecognized compensation expense will be recognized over the weighted average remaining vesting term of 2.4 years.

Performance Share Awards

During the six months ended June 30, 2026, the Company granted performance-based restricted stock units (“PSUs”) under the Drilling Tools International Corporation 2023 Omnibus Incentive Plan. The Company granted 665,836 to certain employees. Each PSU represents the right to receive one share of the Company’s common stock upon vesting, subject to the achievement of specified performance conditions and continued service. The PSUs are subject to a three-year performance period and vest, if at all, based on the Company's achievement of cumulative performance goals. The PSUs are eligible to vest based on the achievement of a performance metric, with payouts at the end of the vesting period ranging from 50% to 200% of target. The performance target is established annually within the three-year cumulative performance period, and final payout is determined following certification by the Compensation Committee after the end of the performance period. During the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.2 million of stock-based compensation related to PSUs within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). As of June 30, 2026, total unrecognized compensation expense related to the PSUs totaled $1.8 million which will be recognized over the next 2.7 years.

NOTE 11 – OTHER OPERATING AND NON-OPERATING EXPENSES, NET

The following table shows the components of other operating and non-operating expenses, net for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,
	2026	2025
Transaction fees	$832	$215
Unrealized loss on foreign currency	58	421
Restructuring charges	48	629
Software implementation	222	316
Interest income	(121)	(103)
Other, net	67	434
Other operating and non-operating expenses, net	$1,106	$1,912

The following table shows the components of other operating and non-operating expenses, net for the six months ended June 30, 2026 and 2025 (in thousands):

	Six months ended June 30,
	2026	2025
Transaction fees	$1,234	$947
Unrealized loss on foreign currency	163	586
Restructuring charges	262	998
Software implementation	353	448
Interest income	(231)	(201)
Other, net	101	1,068
Other operating and non-operating expenses, net	$1,882	$3,846

NOTE 12 – RELATED PARTY TRANSACTIONS

Management fees

For the three months ended June 30, 2026 and 2025, management fees paid to Hicks Holdings Operating LLC ("HHLLC"), a shareholder of the Company, were approximately $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2026 and 2025, management fees paid to Hicks Holdings Operating LLC were approximately $0.4 million and $0.4 million, respectively. Management fees paid to a shareholder are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). The last payment under this arrangement is set to be made in December 2027.

Director fees

Director fees for the three months ended June 30, 2026 and 2025, director fees were approximately $0.3 million and $0.1 million, respectively. Director fees for the six months ended June 30, 2026 and 2025, director fees were approximately $0.5 million and $0.2 million, respectively. Director fees are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Related Party Note Receivable

On July 31, 2024 ("Closing Date"), the Company entered into the Sixth Amendment and Restated Promissory Note with Tronco Energy Corporation ("Tronco"), an entity owned by employees of the Company. The face value of the note is $6.5 million. Pursuant to the Sixth Amendment and Restated Promissory Note, Tronco will make payments to the Company annually, commencing on the first anniversary of the Closing Date through the fifth anniversary of the Closing Date. Per the agreement, if the 20-day volume-weighted average price of DTI falls below $3.20 per share, the principal that otherwise would have been due shall be deferred and apportioned over the remaining payment dates specified in the agreement. The first payment due on July 31, 2025 was deferred as the 20-day volume-weighted average price of DTI was below $3.20 per share. Payment deferrals can continue for any period in which the 20-day-volume-weighted average price leading up to the anniversary date falls below $3.20 per share, up to the fifth anniversary. If at the fifth anniversary the

20-day-volume-weighted average price is below $3.20, the entire principal balance would be due upon the sixth anniversary. Any payments due and not received by the Company before the fifth day following the anniversary date will bear interest from the date of nonpayment until paid equal to 3%. In accordance with ASC 805, the receivable's fair value was measured at the present value of future cash flows upon the Closing Date. The note was discounted by $1 million based on the present value on the Closing Date. For the three months ended June 30, 2026 and six months ended June 30, 2026, interest income recognized on the discounted note totaled $0.1 million and $0.2 million, respectively. The carrying value of the note as of June 30, 2026 was $5.6 million.

NOTE 13 – LEASES

The Company leases various facilities and vehicles under noncancelable operating lease agreements. The remaining lease terms for our leases range from 1 month to 14 years. These leases often include options to extend the term of the lease which may be for periods of up to five years. When it is reasonably certain that the option will be exercised, the impact of the renewal term is included in the lease term for purposes of determining total future lease payments and measuring the ROU asset and lease liability. We apply the short-term lease policy election, which allows us to exclude from recognition leases with an original term of 12 months or less. We have not entered into any finance leases as of June 30, 2026.

For the three and six months ended June 30, 2026, the components of the Company’s lease expense were as follows (in thousands):

	Three months ended June 30,
	2026	2025
Operating lease cost	$1,736	$1,737
Short-term lease cost	33	31
Variable lease cost	174	110
Total Lease Cost	$1,943	$1,878

	Six months ended June 30,
	2026	2025
Operating lease cost	$3,459	$3,476
Short-term lease cost	65	63
Variable lease cost	326	219
Total Lease Cost	$3,850	$3,758

Supplemental balance sheet information related to leases was as follows (in thousands):

	2026	2025
Weighted-average remaining lease term (in years)	7.48	6.89
Weighted average discount rate	8.23%	7.95%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2026 were as follows (in thousands):

2026	$3,309
2027	5,483
2028	4,812
2029	4,043
2030	3,809
Thereafter	12,731
Total lease payments	$34,187
Less: imputed interest	(8,996)
Present value of lease liabilities	$25,191

The Company leases downhole drilling tools to companies in the oil and natural gas industry. Such leases are accounted for in accordance with ASC 842. For the three and six months ended June 30, 2026, tool rental revenue was approximately $29.6 million and $58.5 million, respectively. For the three and six months ended June 30, 2025, tool rental revenue was approximately $32.8 million and $67.3 million, respectively. Our lease contract periods are short-term in nature and are typically daily, monthly, per well, or footage based. Due to the short term nature of the contracts, no maturity table is presented.

NOTE 14 – EMPLOYEE BENEFITS

The Company sponsors various defined contribution savings plan, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The total expense for the three months ended June 30, 2026 and 2025 was approximately $0.2 million and $0.3 million, respectively. The total expense for the six months ended June 30, 2026 and 2025 was approximately $0.6 million and $0.6 million, respectively.

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

Management Fee

The Company is required to pay a monthly management fee to a shareholder. The fee is based upon a percentage of the Company’s trailing twelve months earnings before interest, taxes and depreciation amount, as defined in the management agreement (refer to Note 12 – Related Parties Transactions).

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

The following table sets forth the computation of the Company’s basic and diluted net earnings per share for the three and six months ended June 30, 2026 and 2025 (in thousands except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to Drilling Tools International shareholders	$(1,788)	$(2,407)	$(3,328)	$(4,076)
Denominator
Weighted-average common shares outsanding — basic	35,276,155	35,573,749	35,202,327	35,583,139
Weighted-average effect of potentially dilutive securities:
Effect of potentially dilutive time-based stock options	—	—	—	—
Effect of potentially dilutive performance-based stock options	—	—	—	—
Effect of potentially dilutive restricted stock units	—	—	—	—
Weighted-average common shares outstanding — diluted	35,276,155	35,573,749	35,202,327	35,583,139
Earnings (loss) per share — basic	$(0.05)	$(0.07)	$(0.09)	$(0.11)
Earnings (loss) per share — diluted	$(0.05)	$(0.07)	$(0.09)	$(0.11)

As of June 30, 2026, the Company’s potentially dilutive securities consisted of options to purchase common stock, time-based restricted stock, and performance-based restricted stock units. Based on the amounts outstanding as of the three and six months ended June 30, 2026 and 2025, the Company excluded the following potential common shares from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Performance-based options outstanding	534,064	534,063	534,064	534,063
Time-based options outstanding	4,366,236	4,429,563	4,366,236	4,396,855
Time-based restricted stock units outstanding	1,111,113	1,052,451	1,111,113	1,052,451
Total	6,011,413	6,016,077	6,011,413	5,983,369

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

Financial information by segment for the three months ended June 30, 2026 and 2025 is summarized below:

	For The Three Months Ended June 30, 2026
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	$25,529	$5,670	$31,199
Product Sales	7,484	1,608	9,092
Total Revenue	33,013	7,278	40,291
Reconciliation of revenue
Elimination of intersegment revenue			(2,219)
Total Consolidated Revenue			38,072
Less:(1)
Cost of Tool Rental	6,907	2,355	9,262
Cost of Product Sales	2,852	1,018	3,870
Total Cost of Sales	9,759	3,373	13,131
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(2,219)
Total consolidated cost of revenue			10,913
Selling, general, administrative expenses	13,339	3,126	16,465
Segment EBITDA	9,915	780	10,695
Reconciliation of segment profit
Corporate expenses(2)			2,336
Depreciation and amortization			6,916
Stock option expense			908
Management fees			188
Transaction expenses			832
Other expenses			1,383
Consolidated loss before taxes			$(1,868)

	For The Three Months Ended June 30, 2025
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	$29,794	$5,333	$35,127
Product Sales	7,791	754	8,545
Total Revenue	37,585	6,087	43,672
Reconciliation of revenue
Elimination of intersegment revenue			(4,251)
Total Consolidated Revenue			39,421
Less:(1)
Cost of Tool Rental	7,520	2,255	9,775
Cost of Product Sales	3,921	451	4,372
Total Cost of Sales	11,441	2,706	14,147
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(4,251)
Total consolidated cost of revenue			9,896
Selling, general, administrative expenses	14,039	3,336	17,375
Segment EBITDA	12,105	45	12,150
Reconciliation of segment profit
Corporate expenses(2)			2,819
Depreciation and amortization			6,830
Stock Option Expense			642
Management fees			188
Transaction expenses			215
Other expenses			3,118
Consolidated loss before taxes			$(1,661)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker

(2) Comprised primarily of expenses not allocated to our geographical segments.

Financial information by segment for the six months ended June 30, 2026 and 2025 is summarized below:

	For The Six Months Ended June 30, 2026
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	$51,233	$10,526	$61,760
Product Sales	15,177	3,467	18,644
Total Revenue	66,410	13,993	80,403
Reconciliation of revenue
Elimination of intersegment revenue			(4,373)
Total Consolidated Revenue			76,031
Less:(1)
Cost of Tool Rental	14,187	4,512	18,699
Cost of Product Sales	5,534	2,165	7,700
Total Cost of Sales	19,721	6,677	26,398
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(4,373)
Total consolidated cost of revenue			22,025
Selling, general, administrative expenses	26,701	6,650	33,352
Segment EBITDA	19,987	666	20,654
Reconciliation of segment profit
Corporate expenses(2)			4,769
Depreciation and amortization			13,843
Stock Option Expense			1,627
Management fees			375
Transaction expenses			1,234
Other expenses			2,770
Consolidated loss before taxes			$(3,963)

	For The Six Months Ended June 30, 2025
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	$62,456	$9,858	$72,314
Product Sales	16,325	1,281	17,606
Total Revenue	78,781	11,139	89,920
Reconciliation of revenue
Elimination of intersegment revenue			(7,619)
Total Consolidated Revenue			82,301
Less:(1)
Cost of Tool Rental	15,910	4,206	20,116
Cost of Product Sales	7,671	973	8,644
Total Cost of Sales	23,581	5,179	28,760
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(7,619)
Total consolidated cost of revenue			21,141
Selling, general, administrative expenses	29,518	6,103	35,621
Segment EBITDA	25,682	(143)	25,539
Reconciliation of segment profit
Corporate expenses(2)			5,453
Depreciation and amortization			13,552
Stock Option Expense			1,183
Management fees			375
Transaction expenses			947
Goodwill impairment			1,901
Other expenses			5,616
Consolidated loss before taxes			$(3,489)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker

(2) Comprised primarily of expenses not allocated to our geographical segments.

Additional financial information by operating segment as of June 30, 2026 and 2025 is summarized below:

	June 30,
	2026	2025
Capital Expenditures
Western Hemisphere	$8,910	$9,964
Eastern Hemisphere	3,006	2,630
Total capital expenditures	11,916	12,594
Segment Assets(1):
Western Hemisphere	$161,218	$154,445
Eastern Hemisphere	58,781	68,689
Total segment assets	219,999	223,134
Corporate and other(2)	8,592	7,145
Total assets	$228,591	$230,279

(1) The goodwill allocated to the four reporting units is included within their respective segment asset totals. The goodwill amount included in segment assets is net of impairment losses at the Western Hemisphere and Eastern Hemisphere segments.

(2) Corporate assets consists of cash, related party notes receivables, and deferred financing costs.

NOTE 18 - SUPPLEMENTAL CASH FLOWS

Cash flows related to income taxes, interest, leases, inventory purchases and capital expenditures included in accounts payable, assumed liabilities acquired in a business combination and other non-cash investing and financing activities were as follows:

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$1,818	$2,381
Cash paid for income taxes	635	1,227
Operating cash flows from operating leases	1,721	3,382
Non-cash investing and financing activities:
Measurement period adjustment related to EDP Acquisition	—	1,671
ROU assets obtained in exchange for lease liabilities	1,825	1,548
Fair value of Titan liabilities assumed in Titan Acquisition	—	4,045
Non-cash consideration in Titan Acquisition	—	4,597
Treasury stock obtained in exchange for shares withheld on vesting	221	—
Reduction in promissory note	184	—
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	1,308	1,128
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	1,629	866

NOTE 19 – SHARE REPURCHASES

On May 13, 2025, the Company announced a share repurchase program allowing the Company to purchase common stock held by non-affiliates, not to exceed $10.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the SEC. The Board of Directors of the Company approved the plan to remain active until December 31, 2026. The Company did not purchase any shares during the three months ended June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated. Capitalized terms used in this section, but not otherwise defined, have the meanings ascribed to them in the Report.

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

Our revenues are derived from two sources: tool rental and product sales. Tool rental revenues are derived from the rental of tools used in bottom hole assemblies (“BHA”), various wellbore optimization tools, and tubular goods for drilling, workover, and completion operations. Additionally, tool rental revenue consists of the repair and inspection of such tools. Product sale revenues are derived from the sale of target depth technologies, the manufacturing and repair of tools for external customers, and tool recovery revenue. During the three months ended June 30, 2026 and 2025, we derived 78% and 83% of total revenues from tool rentals and 22% and 17% from product sales, respectively. During the six months ended June 30, 2026 and 2025, we derived 77% and 82% from tool rentals and 23% and 18% from product sales, respectively.

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

	Three months ended June 30,
	2026	2025	Change
WTI Oil Price ($/bbl.)(1)	$95.75	$64.62	48%
Natural Gas Price ($/MMBtu)(2)	$2.95	$3.19	-7%
Western Hemisphere Drilling Rigs (3)	834	832	0%
Eastern Hemisphere Drilling Rigs (3)	874	895	-2%

	Six months ended June 30,
	2026	2025	Change
WTI Oil Price ($/bbl.)(1)	$83.86	$68.23	23%
Natural Gas Price ($/MMBtu)(2)	$3.87	$3.67	6%
Western Hemisphere Drilling Rigs (3)	856	881	-3%
Eastern Hemisphere Drilling Rigs (3)	885	907	-2%

(1) U.S. Energy Information Administration (“EIA”) Cushing, OK WTI (“West Texas Intermediate”) monthly average spot price per barrel of crude oil.

(2) EIA Henry Hub Natural Gas monthly average spot price per million British Thermal Unit (“MMBtu”).

(3) Baker Hughes, includes land and offshore activity and does not include miscellaneous rigs

During the six months ended June 30, 2026, the oil and gas market continued to be influenced by evolving supply and demand fundamentals, geopolitical developments, and broader macroeconomic conditions. U.S. crude oil production remained near record levels, supported by continued activity in key shale basins and offshore developments. While crude oil prices remained volatile during the period, customer investment decisions continued to be driven primarily by medium- and long-term commodity price expectations, particularly for offshore projects with longer development cycles.

U.S. natural gas prices remained above prior-year levels during the first half of 2026, supported by improving market fundamentals, including continued demand growth and relatively tighter inventories, despite increasing domestic production.

Operational activity remained below historical levels in certain Western and Eastern Hemisphere markets. However, longer laterals, improved drilling efficiencies, and higher productivity per rig continued to partially offset the impact of lower drilling activity, supporting demand for certain products and services.

Inflation and Increased Costs

We are experiencing the impacts of global inflation, both in increased personnel costs and the prices of goods and services required to operate our rigs and execute capital projects. While we are currently unable to estimate the ultimate impact of rising prices, we do expect that our costs will continue to rise in the near term and will impact our profitability.

Results of Operations

The following table set forth our results of operations for the periods presented (in thousands):

	Three months ended June 30,
	2026	2025	$ Change	% Change
Revenue, net:
Western Hemisphere	$33,013	$37,585	$(4,572)	-12%
Eastern Hemisphere	7,278	6,087	1,191	20%
Intersegment Revenue	(2,219)	(4,251)	2,032	nm
Total revenue, net	38,072	39,421	(1,349)	-3%
Segment income/(loss)
Western Hemisphere	9,915	12,105	(2,190)	-18%
Eastern Hemisphere	780	45	735	1633%
Total segment income/(loss)	10,695	12,150	(1,455)	-12%
Costs and other deductions:
Corporate and other expenses[1]	3,432	3,649	(217)	nm
Depreciation and amortization expense	6,916	6,830	86	nm
Interest expense, net	1,111	1,336	(225)	-17%
Gain (loss) on asset disposal	(2)	85	(87)	nm
Goodwill impairment	—	—	—	nm
Other operating and non-operating costs, net	1,106	1,912	(806)	-42%
Total costs and other deductions	12,563	13,812	(1,249)	-9%
Income before income taxes	(1,868)	(1,661)	(207)	12%
Income tax benefit (expense)	76	(746)	822	nm
Net income (loss)	$(1,792)	$(2,407)	615	-26%

	Six months ended June 30,
	2026	2025	$ Change	% Change
Revenue, net:
Western Hemisphere	$66,410	$78,781	$(12,371)	-16%
Eastern Hemisphere	13,993	11,139	2,854	26%
Intersegment Revenue	(4,373)	(7,619)	3,246	nm
Total revenue, net	76,031	82,301	(6,270)	-8%
Segment income/(loss)
Western Hemisphere	19,987	25,682	(5,695)	-22%
Eastern Hemisphere	666	(143)	809	566%
Total segment income	20,653	25,539	(4,886)	-19%
Costs and other deductions:
Corporate and other expenses[1]	6,771	7,011	(240)	nm
Depreciation and amortization expense	13,843	13,552	291	nm
Interest expense, net	2,124	2,645	(521)	-20%
Gain (loss) on asset disposal	(2)	72	(74)	nm
Goodwill impairment	—	1,901	(1,901)	nm
Other operating and non-operating costs, net	1,882	3,846	(1,964)	-51%
Total costs and other deductions	24,618	29,027	(4,409)	-15%
Income before income taxes	(3,963)	(3,489)	(474)	14%
Income tax benefit (expense)	633	(587)	1,220	nm
Net income (loss)	$(3,330)	$(4,076)	746	-18%

(1) Corporate and other includes stock compensation expense, monitoring expenses, and unallocated corporate expenses.

Comparison of the Three Months Ended June 30, 2026 and 2025

nm = not meaningful

Western Hemisphere

Western Hemisphere revenue was $33.0 million for the three months ended June 30, 2026, a decrease of $4.6 million, or 12%, compared to the three months ended June 30, 2025. The decrease in revenues was driven by a decrease in tool rental revenue as a result of lower customer activity levels and pricing pressures. Additionally, western hemisphere segment income was $9.9 million for the three months ended June 30, 2026, a decrease of $2.2 million or 18%, compared to the three months ended June 30, 2025. The decrease was in line with the decrease in revenue and a result of the same drivers.

Eastern Hemisphere

Eastern Hemisphere revenue was $7.3 million for the three months ended June 30, 2026, an increase of $1.2 million, or 20%, compared to the three months ended June 30, 2025. The increase in revenues was driven by increases in our product sales in the Eastern Hemisphere as well as increased rental activity in geographies into which the Company has expanded. Additionally, eastern hemisphere segment income was $0.8 million for the three months ended June 30, 2026, an increase of $0.7 million or 1633%, compared to the three months ended June 30, 2025. The increase was in line with the increase in revenue and a result of the same drivers.

Interest Expense, net

Interest expense, net was $1.1 million for the three months ended June 30, 2026, a decrease of $0.2 million, or 17%, compared to the three months ended June 30, 2025. The decrease was primarily a result of the decrease in the overall debt balance of approximately $2.7 million when comparing June 30, 2026 to June 30, 2025.

Other operating and non-operating expense, net

Other operating and non-operating expense, net was $1.1 million for the three months ended June 30, 2026, a decrease of $0.8 million, or 42%, compared to the three months ended June 30, 2025. The decrease was primarily a result of reduction in restructuring and software implementation expenses incurred in the second quarter of 2025 compared to the second quarter of 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

Western Hemisphere

Western Hemisphere revenue was $66.4 million for the six months ended June 30, 2026, a decrease of $12.4 million, or 16%, compared to the six months ended June 30, 2025. The decrease in revenues was driven by a decrease in tool rental revenue as a result of lower customer activity levels and pricing pressures. Additionally, western hemisphere segment income was $20.0 million for the six months ended June 30, 2026, a decrease of $5.7 million or 22%, compared to the six months ended June 30, 2025. The decrease was in line with the decrease in revenue and a result of the same drivers.

Eastern Hemisphere

Eastern Hemisphere revenue was $14.0 million for the six months ended June 30, 2026, an increase of $2.9 million, or 26% compared to the six months ended June 30, 2025. The increase in revenues was driven by the recent acquisitions of tool rental businesses located within the Eastern Hemisphere and increased rental activity in geographies into which the Company has expanded. Eastern Hemisphere segment income was $0.7 million for the six months ended June 30, 2026, an increase of $0.8 million, or 566%, compared to the six months ended June 30, 2025. The increase was in line with the increase in revenue and a result of the same drivers.

Interest Expense, net

Interest expense, net was $2.1 million for the six months ended June 30, 2026, a decrease of $0.5 million, or 20%, compared to the six months ended June 30, 2025. The decrease was primarily a result of the decrease in the overall debt balance of approximately $2.7 million when comparing June 30, 2026 to June 30, 2025.

Other operating and non-operating expense, net

Other operating and non-operating expense, net was $1.9 million for the six months ended June 30, 2026, a decrease of $1.9 million, or 51%, compared to the six months ended June 30, 2025. The decrease was primarily a result of reduction in restructuring and software implementation expenses incurred in the first half of 2025 compared to the first half of 2026.

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

The following tables present a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended June 30, 2026 and 2025 (non-recurring transaction expenses recorded to other (income) expense are presented separately within Adjusted EBITDA):

	Three months ended June 30,
(In thousands)	2026	2025
Net income (loss)	$(1,792)	$(2,407)
Add (deduct):
Income tax expense (benefit)	(76)	746
Depreciation and amortization	6,916	6,830
Interest expense, net	1,111	1,336
Stock option expense	908	642
Management fees	188	188
Loss (gain) on sale of property	(1)	85
Goodwill impairment	—	—
Transaction expense	832	215
Other operating and non-operating expense, net	272	1,697
Adjusted EBITDA	$8,358	$9,332

	Six months ended June 30,
(In thousands)	2026	2025
Net income (loss)	$(3,330)	$(4,076)
Add (deduct):
Income tax expense (benefit)	(633)	587
Depreciation and amortization	13,843	13,552
Interest expense, net	2,124	2,645
Stock option expense	1,627	1,183
Management fees	375	375
Loss (gain) on sale of property	(2)	71
Goodwill impairment	—	1,901
Transaction expense	1,234	947
Other operating and non-operating expense, net	647	2,900
Adjusted EBITDA	$15,885	$20,085

Liquidity and Capital Resources

At June 30, 2026, we had $2.5 million of cash. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under the Credit Facility Agreement. We may use additional cash generated to execute strategic acquisitions or for general corporate purposes. We believe that our existing cash on hand, cash generated from operations and available borrowings under the Credit Facility Agreement will be sufficient for the next 12 months to meet working capital requirements and anticipated capital expenditures as well as any need beyond the next 12 months.

Credit Facility Agreement

Reference is made to the disclosure set forth in Note 8 – Long-term Debt, of the notes to condensed consolidated financial statements.

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

Contractual Obligations and Commitments

Our material contractual obligations arise from leases of facilities and vehicles under noncancelable operating lease agreements. See Note 15 - Commitments and Contingencies, of the notes to the condensed consolidated financial statements.

Tax Obligations

We currently have available federal net operating loss carryforwards to offset our federal taxable income, and we expect that these carryforwards will substantially reduce our cash tax payments over the next several years. If we forfeit these carryforwards for any reason or deplete them faster than anticipated, our cash tax obligations could increase substantially. For additional information, see Note 9 - Income Taxes, of the notes to the condensed consolidated financial statements.

Cash Flows

The following table sets forth our cash flows for the period indicated:

	Six months ended June 30,
(In thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(5,466)	$4,626
Investing activities	(3,686)	(12,141)
Financing activities	7,971	2,448
Effect of changes in foreign exchange rate	53	27
Net increase (decrease) in cash	$(1,128)	$(5,040)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $5.5 million, the driver being a net loss of $3.3 million and a decrease in net working capital of $11.6 million offset by non-cash adjustments of $9.4 million. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report entitled “Risk Factors.”

Net cash provided by operating activities for the six months ended June 30, 2025 was $4.6 million, the driver being a net loss of $4.0 million and a decrease in net working capital of $4.8 million offset by non-cash adjustments of $13.5 million.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $3.7 million, resulting from purchases of property, plant, and equipment of $11.9 million and the purchase of intangible assets of $0.8 million, offset by proceeds from rental tool recovery sales of $8.9 million.

Net cash used in investing activities for the six months ended June 30, 2025 was $12.1 million, resulting from purchases of property, plant, and equipment of $12.6 million, purchases of intangible assets of $1.1 million, and the acquisition of Titan for $5.6 million, partially offset by proceeds from rental tool recovery sales of $7.1 million.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $8.0 million, resulting from net debt increases of $8.7 million offset by purchases of treasury stock of $0.7 million.

Net cash provided by financing activities for the six months ended June 30, 2025 was $2.4 million, resulting from net debt increases of $3.1 million offset by purchases of treasury stock of $0.6 million.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements included in this Report have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions that affect the reported amounts and related disclosures for the periods presented. Our estimates are based on our historical experience and other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly. Additionally, changes in assumptions, estimates or assessments due to unforeseen events or other causes could have a material impact on our financial position or results of operations.

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates since the 2025 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Credit risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with major and reputable financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided by the Canadian Deposit Insurance Corporation and the Federal Deposit Insurance Corporation on such deposits but may be redeemed upon demand. We perform periodic evaluations of the relative credit standing of the financial institutions. With respect to accounts receivable, we monitor the credit quality of our customers as well as maintain an allowance for current expected credit losses resulting from the inability of customers to make required payments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, Note 15 to our condensed consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 13, 2025, the Company announced a share repurchase program allowing the Company to purchase common stock held by non-affiliates, not to exceed $10.0 million in aggregate value. There were no shares repurchased during the three months ended June 30, 2026. There were no unregistered sales of equity securities during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months and six months ended June 30, 2026, none of our officers and directors adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements, as defined in Item 408(c) of Regulation S-K.

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

Drilling Tools International Corporation

Date: August 7, 2026	By:	/s/ David R. Johnson
David R. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)