Form 10-Q
period 2026-09-30
Drilling Tools International Corp
filed 2026-11-06
CIK 1884516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, the registrant had 35,282,224 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report on Form 10-Q (this “Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to the Saltire Acquisition and the related financing. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•
the demand for our products and services, which is influenced by the general level of activity in the oil and gas industry;
•
our ability to retain our customers, particularly those that contribute to a large portion of our revenue;
•
volatility in oil and natural gas prices, including as a result of actions by OPEC+ and other producers, and the resulting effect on drilling activity and rig counts in the markets we serve;
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
•
the impact of a public health crisis, including pandemics and epidemics;
•
the impact of geopolitical conflicts, including in Ukraine and the Middle East, on the global economy, energy markets and our international operations;
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
•
the potential for issuance of additional shares of our Common Stock or other equity securities;
•
our ability to maintain the listing of our Common Stock on Nasdaq;
•
the impact of industry or securities analysts changing their recommendation, or failing to cover, our Common Stock;
•
our ability to complete the pending acquisition of Saltire Energy Limited (“Saltire”) and Foxley Energy Limited (“Foxley” and together with Saltire, the “Group”) (the “Saltire Acquisition”) on the anticipated terms and timeline, or at all, including the satisfaction of closing conditions such as the effectiveness of our registration statement on Form S-4, approval by our stockholders of the share issuance and the Section 204 ratification, Nasdaq approval of the listing of the shares of Common Stock to be issued at closing, and our ability to obtain the required financing;
•
our ability to integrate the Group and realize the anticipated benefits of the Saltire Acquisition, our increased indebtedness following the Saltire Acquisition, the dilutive effect of the issuance of 17,355,139 shares of our Common Stock to the Sellers (as defined in Note 20 – Subsequent Events) and fluctuations in the exchange rate between the U.S. dollar and the British pound sterling;
•
the outcome of the proposed ratification under Section 204, or validation under Section 205, of the General Corporation Law of the State of Delaware (the “DGCL”) of certain prior director elections and related corporate acts; and
•
other risks and uncertainties described in this Report, including those under the section entitled “Risk Factors.”

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(In thousands, except share data)	2026	2025

ASSETS
Current assets
Cash	$2,965	$3,648
Accounts receivable, net	44,607	37,683
Related party note receivable, current	2,054	1,541
Inventories	16,334	18,149
Prepaid expenses and other current assets	6,051	3,866
Total current assets	72,011	64,887
Property, plant and equipment, net	69,247	72,602
Operating lease right-of-use asset	23,416	25,181
Intangible assets, net	37,578	39,674
Goodwill, net	14,542	14,616
Deferred financing costs, net	463	468
Related party note receivable, less current portion	3,406	3,836
Deposits and other long-term assets	1,387	917
Total assets	$222,050	$222,181
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,246	$9,785
Accrued expenses and other current liabilities	8,695	10,711
Current portion of operating lease liabilities	4,423	4,335
Current maturities of long-term debt	6,188	5,989
Total current liabilities	34,552	30,820
Operating lease liabilities, less current portion	19,762	21,494
Revolving line of credit	37,017	25,000
Long-term debt, less current portion	7,207	14,827
Deferred tax liabilities, net	5,476	7,167
Total liabilities	104,014	99,308
Commitments and contingencies (See Note 15)
Shareholders' equity
Common stock, $0.0001 par value, shares authorized 125,000,000; issued 36,057,592 and 35,661,297, respectively; outstanding 35,282,224 and 35,156,128, respectively	4	4
Less: Treasury stock at cost, 775,368 and 505,169 shares, respectively	(2,192)	(1,265)
Additional paid-in-capital	133,457	130,801
Accumulated deficit	(13,308)	(7,343)
Accumulated other comprehensive income (loss)	60	664
Total Drilling Tools International shareholders' equity	118,021	122,861
Non-controlling interest	15	12
Total equity	118,036	122,873
Total liabilities and shareholders' equity	$222,050	$222,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenue, net:
Tool rental	$31,969	$31,859	$90,451	$99,148
Product sale	8,676	6,958	26,225	21,970
Total revenue, net	40,645	38,817	116,676	121,118
Costs and other deductions:
Cost of tool rental revenue	7,316	7,086	22,721	22,176
Cost of product sale revenue	3,541	3,027	10,161	9,078
Selling, general, and administrative expense	21,401	20,414	61,523	63,046
Depreciation and amortization expense	6,974	6,834	20,817	20,386
Interest expense, net	1,143	1,336	3,267	3,981
Loss (gain) on asset disposal	382	(1)	380	70
Goodwill impairment	—	—	—	1,901
Other operating and non-operating expense, net	3,007	588	4,889	4,434
Total costs and other deductions	43,764	39,284	123,758	125,072
Income (loss) before income tax expense	(3,119)	(467)	(7,082)	(3,954)
Income tax benefit (expense)	487	(437)	1,120	(1,024)
Net income (loss)	$(2,632)	$(904)	$(5,962)	$(4,978)
Less: Net income (loss) attributable to non-controlling interest	$5	$(1)	$3	$(1)
Net income (loss) attributable to Drilling Tools International shareholders	$(2,637)	$(903)	$(5,965)	$(4,977)
Basic earnings (loss) per share	$(0.07)	$(0.03)	$(0.17)	$(0.14)
Diluted earnings (loss) per share	$(0.07)	$(0.03)	$(0.17)	$(0.14)
Basic weighted-average common shares outstanding	35,282,224	35,386,122	35,200,688	35,516,692
Diluted weighted-average common shares outstanding	35,282,224	35,386,122	35,200,688	35,516,692
Comprehensive income (loss):
Net income (loss)	$(2,632)	$(904)	$(5,962)	$(4,978)
Foreign currency translation adjustment, net of tax	19	(605)	(604)	2,536
Comprehensive income (loss)	(2,613)	(1,509)	(6,566)	(2,442)
Less: comprehensive income (loss) attributable to non-controlling interest	5	(1)	3	(1)
Comprehensive income (loss) attributable to Drilling Tools International shareholders	$(2,618)	$(1,508)	$(6,569)	$(2,441)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Drilling Tools International Shareholders' Equity	Non-controlling Interest	Total Equity
BALANCE, December 31, 2024	34,704,696	$3	—	$—	$125,415	$(3,582)	$(1,877)	$119,959	$—	$119,959
Stock-based compensation	—	—	—	—	541	—	—	541	—	541
Issuance of common stock related to business combination	888,041	1	—	—	2,922	—	—	2,923	—	2,923
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	942	942	—	942
Net loss	—	—	—	—	—	(1,669)	—	(1,669)	—	(1,669)
BALANCE, March 31, 2025	35,592,737	$4	—	$—	$128,878	$(5,251)	$(935)	$122,696	$—	$122,696
Stock-based compensation	—	—	—	—	642	—	—	642	—	642
Purchase of treasury stock	—	—	202,611	(608)	—	—	—	(608)	—	(608)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	2,199	2,199	—	2,199
Shares issued due to vesting of restricted stock units	68,560	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,406)	—	(2,406)	—	(2,406)
BALANCE, June 30, 2025	35,661,297	$4	202,611	$(608)	$129,520	$(7,656)	$1,264	$122,523	$—	$122,524
Stock-based compensation	—	—	—	—	651	—	—	651	—	651
Forfeiture of restricted stock units	—	—	—	—	(14)	—	—	(14)	—	(14)
Purchase of treasury stock	—	—	259,908	(544)	—	—	—	(544)	—	(544)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(605)	(605)	—	(605)
Initial recognition of non-controlling interest	—	—	—	—	—	—	—	—	12	12
Net loss	—	—	—	—	—	(903)	—	(903)	(1)	(904)
BALANCE, September 30, 2025	35,661,297	$4	462,519	$(1,152)	$130,157	$(8,559)	$659	$121,109	$11	$121,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Treasury Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Drilling Tools International Shareholders' Equity	Non-controlling Interest	Total Equity
BALANCE, December 31, 2025	35,661,297	$4	505,169	$(1,265)	$130,801	$(7,343)	$664	$122,861	$12	$122,873
Stock-based compensation	—	—	—	—	719	—	—	719	—	719
Treasury stock purchases	—	—	206,800	(706)	—	—	—	(706)	—	(706)
Restricted stock vesting	219,831	—	63,399	(221)	—	—	—	(221)	—	(221)
Stock option exercise	20,000	—	—	—	60	—	—	60	—	60
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(754)	(754)	—	(754)
Net loss	—	—	—	—	—	(1,540)	—	(1,540)	2	(1,538)
BALANCE, March 31, 2026	35,901,128	$4	775,368	$(2,192)	$131,580	$(8,883)	$(90)	$120,419	$14	$120,433
Stock-based compensation	—	—	—	—	908	—	—	908	—	908
Restricted stock vesting	143,130	—	—	—	—	—	—	—	—	—
Stock option exercise	13,334	—	—	—	40	—	—	40	—	40
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	131	131	—	131
Net loss	—	—	—	—	—	(1,788)	—	(1,788)	(4)	(1,792)
BALANCE, June 30, 2026	36,057,592	$4	775,368	$(2,192)	$132,528	$(10,671)	$41	$119,710	$10	$119,720
Stock-based compensation	—	—	—	—	929	—	—	929	—	929
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	19	19	—	19
Net loss	—	—	—	—	—	(2,637)	—	(2,637)	5	(2,632)
BALANCE, September 30, 2026	36,057,592	$4	775,368	$(2,192)	$133,457	$(13,308)	$60	$118,021	$15	$118,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRILLING TOOLS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2026	2025
Cash flows provided by (used in) operating activities:
Net income (loss)	$(5,962)	$(4,978)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	20,817	20,386
Amortization of deferred financing costs	131	261
Non-cash lease expense	3,919	4,014
Unrealized loss (gain) on currency translation	(406)	740
Write off of excess and obsolete inventory	51	718
Write off of property and equipment	333	251
Provision (recovery) for credit losses	315	619
Deferred tax expense (benefit)	(1,875)	(893)
Loss on asset disposal	380	70
Gain on sale of lost-in-hole equipment	(11,424)	(8,380)
Stock-based compensation expense	2,556	1,820
Interest income on related party note receivable	(83)	(117)
Goodwill impairment	—	1,901
Changes in operating assets and liabilities:
Accounts receivable, net	(7,357)	4,018
Prepaid expenses and other current assets	(3,178)	1,629
Inventories	(917)	358
Operating lease liabilities	(3,717)	(3,854)
Accounts payable	4,634	(4,592)
Accrued expenses and other current liabilities	(2,233)	617
Net cash flows provided by (used in) operating activities	(4,016)	14,588
Cash flows provided by (used in) investing activities:
Acquisition of a business, net of cash acquired	—	(5,622)
Purchase of intangible assets	(975)	(1,430)
Proceeds from sale of property, plant, and equipment	4,000	35
Purchase of property, plant, and equipment	(17,643)	(16,136)
Proceeds from sale of lost-in-hole equipment	13,707	10,408
Net cash flows provided by (used in) investing activities	(911)	(12,745)
Cash flows provided by (used in) financing activities:
Investment from non-controlling interest into VIE	—	12
Proceeds from exercise of stock options	100	—
Payment of deferred financing costs	(128)	—
Purchase of treasury stock	(706)	(1,152)
Repayment of term loan	(6,413)	(3,750)
Repayment of promissory note	(691)	(673)
Proceeds from revolving line of credit	50,221	42,752
Repayment on revolving line of credit	(38,204)	(40,894)
Net cash flows provided by (used in) financing activities	4,179	(3,705)
Effect of changes in foreign exchange rates	65	50
Net change in cash	(683)	(1,812)
Cash at beginning of period	3,648	6,185
Cash at end of period	$2,965	$4,373

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

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with U.S. GAAP and, in the opinion of the Company, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026, and its results of operations for the three and nine months ended September 30, 2026 and 2025, respectively, and cash flows for the nine months ended September 30, 2026 and 2025, respectively. The condensed consolidated balance sheet at December 31, 2025, was derived from the audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation. The financial statements of our foreign subsidiaries, Casing Technologies Group Limited and Titan Tools Group Limited, are maintained in accordance with UK Generally Accepted Accounting Principles (UK GAAP) for local statutory purposes and are adjusted to U.S. GAAP for consolidation purposes. This approach enables us to accurately reflect the financial position, results of operations, and cash flows of our consolidated operations.

Foreign Currency Translation and Transactions

The Company's reporting currency is the U.S. dollar. The functional currency of each international subsidiary is generally its respective local currency. Accordingly, all foreign balance sheet accounts have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the unaudited condensed consolidated statements of comprehensive income (loss) have been translated at the average rates during the reporting period. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of shareholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other operating and non-operating expenses, net in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

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

Contract Assets and Contract Liabilities

Contract assets represent the Company’s rights to consideration for work completed but not billed. Contract assets were recorded in accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets. The changes in contract assets for the year ended December 31, 2025 and nine months ended September 30, 2026 were as follows (in thousands):

Balance at December 31, 2024	$5,449
Revenue recognized from contract assets	42,598
Conversion of contract assets into accounts receivable	(40,851)
Balance at December 31, 2025	$7,196
Revenue recognized from contract assets	45,832
Conversion of contract assets into accounts receivable	(41,765)
Balance at September 30, 2026	$11,263

Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of September 30, 2026, the Company had $0.1 million in contract liabilities, of which the revenue is expected to be earned within one year. As of December 31, 2025 and December 31, 2024, the Company did not have any contract liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.

Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivable consists principally of uncollateralized amounts billed to customers as well as contract assets for work complete but not yet billed. These receivables are generally due within 30 to 60 days of the period in which the corresponding sales or rentals occur and do not bear interest. They are recorded at net realizable value, less an allowance for credit losses and are classified as accounts receivable, net on the unaudited condensed consolidated balance sheets.

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

The changes in the allowance for credit losses for the year ended December 31, 2025 and the nine months ended September 30, 2026 were as follows (in thousands):

Balance at December 31, 2024	$(1,690)
Provisions for expected credit losses	(595)
Foreign currency adjustments	(130)
Utilization of allowance for credit losses	213
Balance at December 31, 2025	$(2,202)
Provisions for expected credit losses	(313)
Foreign currency adjustments	23
Utilization of allowance for credit losses	29
Balance at September 30, 2026	$(2,463)

Concentration of Credit Risk

The Company’s customer concentration may impact its overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.

During the three months ended September 30, 2026, the Company generated approximately 12% of its revenue from one customer. During the three months ended September 30, 2025, the Company generated approximately 27% of its revenue from two customers. During the nine months ended September 30, 2026, the Company generated approximately 14% of its revenue from one customer.

During the nine months ended September 30, 2025, the Company generated approximately 27% of its revenue from two customers. Amounts due from these customers included in accounts receivable at September 30, 2026 and December 31, 2025 were approximately $5.4 million and $6.4 million, respectively.

During the three months ended September 30, 2026 and 2025, the Company did not have any vendors that represented over 10% of total purchases. Additionally, during the nine months ended September 30, 2026 and 2025, the Company did not have any vendors that represented over 10% of total purchases.

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

The cost of refurbishments and renewals are capitalized when the value of the property, plant or equipment is enhanced for an extended period. Expenditures to maintain and repair property, plant and equipment, which do not improve or extend the life of the related assets, are charged to expense when incurred. When property, plant and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in loss (gain) on asset disposal.

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

For the nine months ended September 30, 2026 and 2025, management determined that there were no triggering events necessitating impairment testing of property, plant and equipment, net.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from a lease. ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. Operating lease ROU assets also include the impact of any lease incentives. An amendment to a lease is assessed to determine if it represents a lease modification or a separate contract. Lease modifications are reassessed as of the effective date of the modification using an incremental borrowing rate based on the information available at the commencement date. For modified leases the Company also reassesses the lease classification as of the effective date of the modification.

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

As of September 30, 2026 and December 31, 2025, the Company did not have any Level 1, 2, or 3 assets or liabilities measured on a recurring basis.

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

The Company is subject to U.S. federal, state, and foreign income taxes. A valuation allowance is recorded when it is more likely than not that some portion of a deferred tax asset will not be realized.

Each uncertain tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits and upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the unaudited condensed consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. The Company has no uncertain tax positions at September 30, 2026 and December 31, 2025. The Company believes there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025.

Operating Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding resource allocation and assessing performance. The Company’s Chief Executive Officer is the CODM. The Company’s CODM reviews financial information presented for each operating segment for the purpose of making operations decisions, allocating resources and evaluating financial performance.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement, qualitative descriptions for expense captions not specifically disaggregated quantitatively, and the total amount and definition of selling expenses for interim and annual reporting periods. This standard is effective for the Company’s annual reporting period beginning January 1, 2027, and interim reporting periods beginning January 1, 2028. Early adoption is permitted. The Company is currently evaluating the effects of adopting this new accounting guidance.

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

DTI consolidates 100% of DTI Malaysia’s assets, liabilities, revenues, and expenses. The portion of net assets and net income attributable to Upstream Energy is presented as a non-controlling interest in the Company’s consolidated financial statements. There are no assets of DTI Malaysia that can be used only to settle its obligations nor are there liabilities for which creditors do not have recourse to the general credit of DTI.

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

The excess of the fair value of the consideration transferred over the fair values of the net identifiable tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits of acquiring Titan as the acquisition not only enhances DTI's competitive edge but also reinforces its position as a leader in providing innovative drilling solutions to the global oil and gas industry. Goodwill attributable to the acquisition of Titan is not deductible for tax purposes.

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

The Company incurred acquisition-related costs of $0.1 million and $0.6 million, respectively, during the three and nine months ended September 30, 2025, which are included in other operating and non-operating expenses, net in the condensed consolidated statements of comprehensive income (loss).

The Company’s condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2026, include Titan’s revenues of $2.8 million and $7.0 million, respectively, and net income of $0.1 million and $0.2 million, respectively.

NOTE 4 – BALANCE SHEET DETAILS - CURRENT ASSETS AND CURRENT LIABILITIES

Inventories

The following table shows the components of inventory (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$5,667	$14,281
Work in progress	1,257	672
Finished goods	9,410	3,196
Total inventories	$16,334	$18,149

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses:
Deposits on inventory	$2,535	$1,020
Prepaid insurance	1,033	891
Prepaid rent	6	445
Prepaid software	471	—
Other prepaid expenses	142	334
Other current assets:
Income tax receivable	1,864	1,176
Total	$6,051	$3,866

Accrued expenses and other current liabilities

The following table shows the components of accrued expenses and other current liabilities (in thousands):

	September 30, 2026	December 31, 2025
Accrued expenses:
Accrued compensation and related benefits	$3,648	$5,662
Accrued insurance	781	616
Accrued professional services	296	210
Accrued inventory and property, plant, and equipment purchases	37	1,014
Accrued interest	392	493
Accrued property taxes	847	86
Accrued management fees	503	504
Other	298	991
Other current liabilities:
Income tax payable	$622	$—
Sales tax payable	495	276
Unbilled lost-in-hole revenue	—	137
Deferred income	776	722
Total accrued expenses and other current liabilities	$8,695	$10,711

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

The following table shows the components of property, plant and equipment, net (in thousands):

	Estimated Useful Lives (in years)	September 30, 2026	December 31, 2025
Rental tools and equipment	5-10	$218,908	$215,596
Buildings and improvements	5-40	8,259	7,876
Office furniture, fixtures and equipment	3-5	3,317	3,153
Transportation and equipment	3-5	721	691
Total property, plant and equipment		231,205	227,317
Less: accumulated depreciation		(163,655)	(156,382)
Property, plant and equipment, net (excluding construction in progress)		67,550	70,935
Construction in progress		1,697	1,667
Property, plant and equipment, net		$69,247	$72,602

Total depreciation expense for the three months ended September 30, 2026 and 2025 was approximately $6.2 million and $6.1 million, respectively. Total depreciation expense for the nine months ended September 30, 2026 and 2025 was approximately $18.7 million and $18.4 million, respectively. The Company has not acquired any property, plant and equipment under finance leases.

NOTE 6 – INTANGIBLE ASSETS, NET

The following table shows the components of intangible assets, net (in thousands):

	Weighted-average remaining amortization period (in years)	September 30, 2026	December 31, 2025
Trade name	13.3	$2,038	$2,050
Developed technology	13.5	18,681	18,609
Customer relationships	18.6	24,074	24,180
Patents	11.1	12	12
Total intangible assets		44,805	44,850
Less: accumulated amortization		(7,227)	(5,176)
Intangible assets, net		$37,578	$39,674

Total amortization expense for the three months ended September 30, 2026 and 2025 was approximately $0.8 million and $0.7 million, respectively. Total amortization expense for the nine months ended September 30, 2026 and 2025 was approximately $2.2 million and $2.0 million, respectively. Estimated future amortization expense for the next five years is as follows:

Remainder of 2026	$616
2027	2,465
2028	2,465
2029	2,465
2030	2,465
Thereafter	27,102
Total	$37,578

NOTE 7 - GOODWILL

The change in carrying amount of goodwill for the nine months ended September 30, 2026 was as follows (in thousands):

Total
Net balance as of December 31, 2025	$14,616
Foreign currency translation	(74)
Net balance as of September 30, 2026	$14,542

NOTE 8 – LONG-TERM DEBT

On March 15, 2024, the Company refinanced its revolving credit facility (the “Revolving Line of Credit”) by entering into a Second Amended and Restated Revolving Credit, Term Loan and Security and Guaranty Agreement (the “Credit Facility”) with certain of the Company’s subsidiaries and PNC Bank, National Association ("PNC") as lender and as agent. Pursuant to the terms of the Credit Facility, the Company will be provided a revolving line of credit in a principal amount up to $80.0 million and a single draw term loan (the "Term Loan") in a principal amount of $25.0 million. The line of credit and the Term Loan mature in March 2029. The Credit Facility amends and restates the credit facility that the Company entered into in December 2015 with PNC, which provided for a revolving line of credit with a maximum borrowing amount totaling $60.0 million, as amended and restated by that certain Amended and Restated Revolving Credit, Term Loan, and Security Agreement, dated as of June 20, 2023, by and among the Company, certain of its subsidiaries, and PNC Bank National Association. Additionally, the Company is required to make an annual payment of up to $5 million, to be determined based on the Excess Cash Flows generated each fiscal year commencing with the year ended December 31, 2024, as defined in the Credit Facility. Based on the calculation for Excess Cash Flows laid forth in the agreement, the Company paid $2.6 million toward the term loan in April 2026.

For the nine months ended September 30, 2026, the interest on the amount drawn on the Revolving Line of Credit and Term Loan and the outstanding Term Loan balance are based on the Secured Overnight Financing Rate ("SOFR") or PNC’s base lending rate plus applicable margin (approximately 6.92% and 7.73%, respectively, at September 30, 2026). The Credit Facility is collateralized by substantially all the assets of the Company.

As of September 30, 2026, there was $37.0 million drawn against the line of credit.

In connection with acquisition of European Drilling Projects in 2024, the Company issued an unsecured Promissory Note to the former parent company of EDP, totaling $5.2 million. On April 22, 2025, the First Amendment to the note was signed, reducing the balance by $0.3 million. The note bears an interest rate of 8% per annum. Additionally, on May 20, 2026, the Second Amendment to the note was signed, further reducing the balance by $0.2 million. The note matures in December 2029 and payments are made quarterly. The note is a foreign currency denominated monetary liability (issuance and payments are denominated in Euros), and as such, is measured at the end of each reporting period based on the exchange rate at that date. The remaining balance on the Promissory Note was $3.1 million as of September 30, 2026. For the three and nine months ended September 30, 2026, the Company recognized a gain of $0.0 million and $0.1 million, respectively, on the condensed consolidated statements of comprehensive income (loss). For the three and nine months ended September 30, 2025 the Company recognized a loss of $0.0 million and $0.3 million, respectively, on the condensed consolidated statements of comprehensive income (loss).

As of September 30, 2026, the future maturities of long-term debt and line of credit consisted of the following (in thousands):

Remainder of 2026	$1,484
2027	5,985
2028	5,070
2029	37,873
Total long-term debt	$50,412

Contingent Interest Embedded Derivative Liability

Under the Credit Facility Agreement, the interest rate will reset (the "Default Rate") upon the event of a default and an additional 2% will be added to the base rate. The Company analyzed the Default Rate feature of the Credit Facility for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined the Default Rate met the definition of a derivative as it is a contingent interest feature. The Company also noted that the Default Rate feature (the "Default Rate Derivative") required bifurcation from the host contract and was to be accounted for at fair value. In accordance with ASC 815-15, the Company bifurcated the Default Rate feature of the note and determined the derivative is liability classified.

The Default Rate Derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the Default Rate Derivative was negligible as of September 30, 2026 and December 31, 2025 and no amounts were recorded as of September 30, 2026 or December 31, 2025.

NOTE 9 – INCOME TAXES

For the three months ended September 30, 2026 and 2025, the Company recorded an income tax benefit $0.5 million and an income tax of $0.4 million, respectively, on the unaudited condensed consolidated statements of comprehensive income (loss). For the nine months ended September 30, 2026 and 2025, the Company recorded income tax benefit of $1.1 million and an income tax expense of $1.0 million, respectively.

The income tax expense for the nine months ended September 30, 2026 was calculated using a discrete approach. This methodology was used because changes in the Company's results of operations and acquisitions can materially impact the estimated annual effective tax rate. The Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 were benefits and provisions of 15.8% and 25.9%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to state taxes, foreign income taxes on the Company’s international operations, changes in the valuation allowance, and permanent differences.

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

NOTE 10 – STOCK-BASED COMPENSATION

On June 20, 2023, the Company adopted the Drilling Tools International Corporation 2023 Omnibus Incentive Plan (the "2023 Plan"). The 2023 Plan became effective on the closing of the Merger. The 2023 Plan provides for the issuance of shares of Common Stock up to ten percent (10%) of the shares of outstanding Common Stock as of the closing of the Merger and automatically increases on the first trading day of each calendar year by the number of shares of Common Stock equal to three percent (3%) of the total number of outstanding Common Stock on the last day of the prior calendar year. The 2023 Plan allows for awards to be issued to employees, non-employee directors, and consultants in the form of options, stock appreciation rights, restricted shares, restricted stock units, performance based awards, other share-based awards, other cash-based awards, or a combination of the foregoing. As of September 30, 2026, there were 1,787,819 shares of Common Stock available for issuance under the 2023 Plan.

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

The following table summarizes our stock option activity for the nine months ended September 30, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
OUTSTANDING, December 31, 2025	4,933,634	$3.50	4.97	$—
Granted	—	—	—	—
Exercised	(33,334)	3.02	—	—
Forfeited	—	—	—	—
OUTSTANDING, September 30, 2026	4,900,300	$3.51	4.19	$—
UNVESTED, September 30, 2026	828,330	$3.02	7.38	$—
EXERCISABLE, September 30, 2026	4,071,970	$3.60	3.54	$—

During the three months ended September 30, 2026 and 2025, the Company recognized $0.4 million and $0.4 million, respectively, of stock-based compensation expense related to stock options within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). During the nine months ended September 30, 2026 and 2025, the Company recognized $1.1 million and $1.1 million, respectively, of stock-based compensation expense within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). As of September 30, 2026, total unrecognized compensation expense related to the stock options totaled $0.5 million. The unrecognized compensation expense will be recognized over the weighted average remaining vesting term of 0.6 years.

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

The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2026:

	Shares	Weighted Average Grant Date Fair Value
UNVESTED, December 31, 2025	1,022,451	$3.16
Granted	451,623	3.41
Vested	(362,961)	3.04
Forfeited	—	—
UNVESTED, September 30, 2026	1,111,113	$3.30

During the three months ended September 30, 2026 and 2025, the Company recognized $0.4 million and $0.3 million, respectively, of stock-based compensation related to RSUs within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). During the nine months ended September 30, 2026 and 2025, the Company recognized $1.1 million and $0.7 million, respectively, of stock-based compensation related to RSUs within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). As of September 30, 2026, unrecognized compensation expense related to the RSUs totaled $2.8 million. The unrecognized compensation expense will be recognized over the weighted average remaining vesting term of 2.2 years.

Performance Share Awards

During the nine months ended September 30, 2026, the Company granted 665,836 performance-based restricted stock units (“PSUs”) under the Drilling Tools International Corporation 2023 Omnibus Incentive Plan. Each PSU represents the right to receive one share of the Company’s common stock upon vesting, subject to the achievement of specified performance conditions and continued service. The PSUs are subject to a three-year performance period and vest, if at all, based on the Company's achievement of cumulative performance goals. The PSUs are eligible to vest based on the achievement of a performance metric, with payouts at the end of the vesting period ranging from 50% to 200% of target. The performance target is established annually within the three-year cumulative performance period, and final payout is determined following certification by the Compensation Committee after the end of the performance period. During the three and nine months ended September 30, 2026, the Company recognized $0.2 million and $0.4 million, respectively, of stock-based compensation related to PSUs within selling, general, and administrative expenses on the unaudited condensed consolidated statements of comprehensive income (loss). As of September 30, 2026, total unrecognized compensation expense related to the PSUs totaled $1.6 million which will be recognized over the next 2.4 years.

NOTE 11 – OTHER OPERATING AND NON-OPERATING EXPENSES, NET

The following table shows the components of other operating and non-operating expenses, net for the three months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,
	2026	2025
Transaction expense	$2,153	$171
Unrealized loss on foreign currency	104	(40)
Restructuring charges	235	491
Software implementation	154	193
Interest income	54	(103)
Other, net	307	(124)
Other operating and non-operating expenses, net	$3,007	$588

The following table shows the components of other operating and non-operating expenses, net for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,
	2026	2025
Transaction expense	$3,387	$1,118
Unrealized loss on foreign currency	266	546
Restructuring charges	496	1,489
Software implementation	508	641
Interest income	(178)	(303)
Other, net	410	943
Other operating and non-operating expenses, net	$4,889	$4,434

NOTE 12 – RELATED PARTY TRANSACTIONS

Management Fees

For the three months ended September 30, 2026 and 2025, management fees paid to Hicks Holdings Operating LLC ("HHLLC"), a shareholder of the Company, were approximately $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2026 and 2025, management fees paid to Hicks Holdings Operating LLC were approximately $0.6 million and $0.6 million, respectively. Management fees paid to a shareholder are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). The last payment under this arrangement is set to be made in December 2027.

Director Fees

Director fees for the three months ended September 30, 2026 and 2025 were approximately $0.2 million and $0.1 million, respectively. Director fees for the nine months ended September 30, 2026 and 2025 were approximately $0.6 million and $0.3 million, respectively. Director fees are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Related Party Note Receivable

On July 31, 2024 ("Closing Date"), the Company entered into the Sixth Amendment and Restated Promissory Note with Tronco Energy Corporation ("Tronco"), an entity owned by employees of the Company. The face value of the note is $6.5 million. Pursuant to the Sixth Amendment and Restated Promissory Note, Tronco will make payments to the Company annually, commencing on the first anniversary of the Closing Date through the fifth anniversary of the Closing Date. Per the agreement, if the 20-day volume-weighted average price of DTI falls below $3.20 per share, the principal that otherwise would have been due shall be deferred and apportioned over the remaining payment dates specified in the agreement. The first and second payments due on July 31, 2025 and July 31, 2026 were deferred as the 20-day volume-weighted average price of DTI was below $3.20 per share. Payment deferrals can continue for any period in which the 20-day-volume-weighted average price leading up to the anniversary date falls below $3.20 per share, up to the fifth anniversary. If at the fifth anniversary the 20-day-volume-weighted average price is below $3.20, the entire principal balance would be due upon the sixth anniversary. Any payments due and not received by the Company before the fifth day following the anniversary date will bear interest from the date of nonpayment until paid equal to 3%. In accordance with ASC 805, the receivable's fair value was measured at the present value of future cash flows upon the Closing Date. The note was discounted by $1 million based on the present value on the Closing Date. During the three months ended September 30, 2026, the payment deferral resulted in an update to the timing of cash flows, reducing the note's carrying value. This reduction was recorded against the previous interest income recognized and resulted in interest expense of $0.1 million for the three months ended September 30, 2026. During the nine months ended September 30, 2026, interest income recognized on the discounted note totaled $0.1 million. The carrying value of the note as of September 30, 2026 was $5.5 million.

NOTE 13 – LEASES

The Company leases various facilities and vehicles under noncancelable operating lease agreements. The remaining lease terms for our leases range from 1 month to 14 years. These leases often include options to extend the term of the lease which may be for periods of up to five years. When it is reasonably certain that the option will be exercised, the impact of the renewal term is included in the lease term for purposes of determining total future lease payments and measuring the ROU asset and lease liability. We apply the short-term lease policy election, which allows us to exclude from recognition leases with an original term of 12 months or less. We have not entered into any finance leases as of September 30, 2026.

For the three and nine months ended September 30, 2026, the components of the Company’s lease expense were as follows (in thousands):

	Three months ended September 30,
	2026	2025
Operating lease cost	$1,734	$1,764
Short-term lease cost	33	31
Variable lease cost	172	111
Total Lease Cost	$1,939	$1,906

	Nine months ended September 30,
	2026	2025
Operating lease cost	$5,192	$5,240
Short-term lease cost	98	94
Variable lease cost	499	330
Total Lease Cost	$5,789	$5,664

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	September 30, 2026	September 30, 2025
Weighted-average remaining lease term (in years)	7.36	7.97
Weighted average discount rate	8.25%	8.20%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2026 were as follows (in thousands):

Remainder of 2026	$1,637
2027	5,595
2028	4,866
2029	4,061
2030	3,819
Thereafter	12,730
Total lease payments	$32,708
Less: imputed interest	(8,523)
Present value of lease liabilities	$24,185

The Company leases downhole drilling tools to companies in the oil and natural gas industry. Such leases are accounted for in accordance with ASC 842. For the three and nine months ended September 30, 2026, tool rental revenue was approximately $32.0 million and $90.5 million, respectively. For the three and nine months ended September 30, 2025, tool rental revenue was approximately $31.9 million and $99.1 million, respectively. Our lease contract periods are short-term in nature and are typically daily, monthly, per well, or footage based. Due to the short term nature of the contracts, no maturity table is presented.

NOTE 14 – EMPLOYEE BENEFITS

The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The total expense for the three months ended September 30, 2026 and 2025 was approximately $0.1 million and $0.1 million, respectively. The total expense for the nine months ended September 30, 2026 and 2025 was approximately $0.6 million and $0.7 million, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company maintains operating leases for various facilities and vehicles. See Note 13 - Leases, for further information.

Litigation

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. In connection with the pending Saltire Acquisition described in Note 20 – Subsequent Events, the Company may petition the Delaware Court of Chancery under Section 205 of the DGCL to validate certain prior director elections and related corporate acts, in lieu of or in addition to stockholder ratification under Section 204 of the DGCL. The Company is not currently party to any legal proceedings that management believes would reasonably be expected to have a material adverse effect on its financial position, results of operations, or cash flows.

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

Management Fee

The Company is required to pay a monthly management fee to a shareholder. The fee is based upon a percentage of the Company’s trailing twelve months earnings before interest, taxes and depreciation amount, as defined in the management agreement .See Note 12 – Related Party Transactions, for further information.

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

The following table sets forth the computation of the Company’s basic and diluted net earnings per share for the three and nine months ended September 30, 2026 and 2025 (in thousands except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to Drilling Tools International shareholders	$(2,637)	$(903)	$(5,965)	$(4,977)
Denominator
Weighted-average common shares outstanding — basic	35,282,224	35,386,122	35,200,688	35,516,692
Weighted-average effect of potentially dilutive securities:
Effect of potentially dilutive time-based stock options	—	—	—	—
Effect of potentially dilutive performance-based stock options	—	—	—	—
Effect of potentially dilutive restricted stock units	—	—	—	—
Weighted-average common shares outstanding — diluted	35,282,224	35,386,122	35,200,688	35,516,692
Earnings (loss) per share — basic	$(0.07)	$(0.03)	$(0.17)	$(0.14)
Earnings (loss) per share — diluted	$(0.07)	$(0.03)	$(0.17)	$(0.14)

As of September 30, 2026, the Company’s potentially dilutive securities consisted of options to purchase common stock, time-based and restricted stock. The Company also excluded 665,836 performance-based restricted stock units because the performance conditions were not met as of period end. Based on the amounts outstanding as of the three and nine months ended September 30, 2026 and 2025, the Company excluded the following potential common shares from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Performance-based options outstanding	534,064	534,063	534,064	534,063
Time-based options outstanding	4,366,236	4,429,563	4,366,236	4,429,563
Time-based restricted stock units outstanding	1,111,113	1,022,451	1,111,113	1,022,451
Total	6,011,413	5,986,077	6,011,413	5,986,077

NOTE 17 - SEGMENT INFORMATION

Prior to the acquisition of Titan, we operated as a single operating segment which reflected how our business was managed. Upon completion of the acquisition in early 2025, the Company split into two operating segments based on geography, Western Hemisphere and Eastern Hemisphere. Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in deciding resource allocation and assessing performance. The Company’s Chief Executive Officer serves as the CODM. The Company’s CODM reviews financial information disaggregated by hemisphere for the purposes of making operational decisions, allocating resources, and evaluating financial performance.

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

Financial information by segment for the three months ended September 30, 2026 and 2025 is summarized below:

	For the three months ended September 30, 2026
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	$27,331	$6,209	$33,540
Product Sales	7,380	1,706	9,086
Total Revenue	34,711	7,915	42,626
Reconciliation of revenue
Elimination of intersegment revenue			(1,981)
Total Consolidated Revenue			40,645
Less:(1)
Cost of Tool Rental	6,670	2,221	8,891
Cost of Product Sales	2,753	1,194	3,947
Total Cost of Sales	9,423	3,415	12,838
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(1,981)
Total consolidated cost of revenue			10,857
Selling, general, administrative expenses	13,924	3,238	17,162
Segment EBITDA	11,364	1,262	12,626
Reconciliation of segment profit
Corporate expenses(2)			3,122
Depreciation and amortization			6,974
Stock-based compensation			929
Management fees			188
Transaction expenses			2,153
Other expenses			2,379
Consolidated loss before taxes			$(3,119)

	For the three months ended September 30, 2025
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	$27,865	$5,790	$33,655
Product Sales	7,087	433	7,520
Total Revenue	34,952	6,223	41,175
Reconciliation of revenue
Elimination of intersegment revenue			(2,358)
Total Consolidated Revenue			38,817
Less:(1)
Cost of Tool Rental	6,132	2,749	8,881
Cost of Product Sales	3,311	279	3,590
Total Cost of Sales	9,443	3,028	12,471
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(2,358)
Total consolidated cost of revenue			10,113
Selling, general, administrative expenses	13,826	3,007	16,833
Segment EBITDA	11,683	188	11,871
Reconciliation of segment profit
Corporate expenses(2)			2,757
Depreciation and amortization			6,834
Stock-based compensation			637
Management fees			188
Transaction expenses			171
Other expenses			1,751
Consolidated loss before taxes			$(467)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker

(2) Comprised primarily of expenses not allocated to our geographical segments.

Financial information by segment for the nine months ended September 30, 2026 and 2025 is summarized below:

	For the nine months ended September 30, 2026
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	$78,564	$16,735	$95,299
Product Sales	22,557	5,173	27,730
Total Revenue	101,121	21,908	123,029
Reconciliation of revenue
Elimination of intersegment revenue			(6,353)
Total Consolidated Revenue			116,676
Less:(1)
Cost of Tool Rental	20,856	6,732	27,588
Cost of Product Sales	8,288	3,359	11,647
Total Cost of Sales	29,144	10,091	39,235
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(6,353)
Total consolidated cost of revenue			32,882
Selling, general, administrative expenses	40,625	9,888	50,513
Segment EBITDA	31,352	1,929	33,281
Reconciliation of segment profit
Corporate expenses(2)			7,891
Depreciation and amortization			20,817
Stock-based compensation			2,556
Management fees			563
Transaction expenses			3,387
Other expenses			5,149
Consolidated loss before taxes			$(7,082)

	For the nine months ended September 30, 2025
	Western Hemisphere	Eastern Hemisphere	Total
Tool Rental	$90,321	$15,648	$105,969
Product Sales	23,412	1,713	25,125
Total Revenue	113,733	17,361	131,094
Reconciliation of revenue
Elimination of intersegment revenue			(9,976)
Total Consolidated Revenue			121,118
Less:(1)
Cost of Tool Rental	22,043	6,954	28,997
Cost of Product Sales	10,982	1,251	12,233
Total Cost of Sales	33,025	8,205	41,230
Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(9,976)
Total consolidated cost of revenue			31,254
Selling, general, administrative expenses	43,344	9,110	52,454
Segment EBITDA	37,364	46	37,410
Reconciliation of segment profit
Corporate expenses(2)			8,210
Depreciation and amortization			20,386
Stock-based compensation			1,820
Management fees			563
Transaction expenses			1,118
Goodwill impairment			1,901
Other expenses			7,365
Consolidated loss before taxes			$(3,954)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker

(2) Comprised primarily of expenses not allocated to our geographical segments.

Additional financial information by operating segment for the nine months ended and as of September 30, 2026 and 2025 is summarized below:

	September 30,
	2026	2025
Capital Expenditures
Western Hemisphere	$12,823	$12,976
Eastern Hemisphere	4,820	3,160
Total capital expenditures	17,643	16,136
Segment Assets(1):
Western Hemisphere	$154,410	$149,286
Eastern Hemisphere	58,752	67,894
Total segment assets	213,162	217,180
Corporate and other(2)	8,888	10,217
Total assets	$222,050	$227,397

(1) The goodwill allocated to the four reporting units is included within their respective segment asset totals. The goodwill amount included in segment assets is net of impairment losses at the Western Hemisphere and Eastern Hemisphere segments.

(2) Corporate assets consist of cash, related party notes receivables, and deferred financing costs.

NOTE 18 - SUPPLEMENTAL CASH FLOWS

Cash flows related to income taxes, interest, leases, inventory purchases and capital expenditures included in accounts payable, assumed liabilities acquired in a business combination and other non-cash investing and financing activities were as follows:

	Nine months ended September 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$3,188	$3,536
Cash paid for income taxes	677	1,292
Operating cash flows from operating leases	5,073	5,021
Non-cash investing and financing activities:
Measurement period adjustment related to EDP Acquisition	—	1,671
ROU assets obtained in exchange for lease liabilities	2,090	6,418
Fair value of Titan liabilities assumed in Titan Acquisition	—	4,045
Non-cash consideration in Titan Acquisition	—	4,597
Treasury stock obtained in exchange for shares withheld on vesting	221	—
Reduction in promissory note	184	—
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	865	401
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	1,306	798

NOTE 19 – SHARE REPURCHASES

On May 13, 2025, the Company announced a share repurchase program allowing the Company to purchase common stock held by non-affiliates, not to exceed $10.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the SEC. The Board of Directors of the Company approved the plan to remain active until December 31, 2026. The Company did not purchase any shares during the three months ended September 30, 2026.

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which these condensed consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events requiring recognition or disclosure.

Share Purchase Agreement – Saltire Acquisition

On October 8, 2026, the Company and Casing Technologies Group Limited, a wholly owned subsidiary of the Company (the “Buyer”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Saltire Energy Limited (“Saltire”), Foxley Energy Limited (“Foxley” and, together with Saltire, the “Group”), the sellers named therein (the “Sellers”) and Jack William Loggie, as Seller Representative, pursuant to which the Buyer will acquire all of the issued share capital of the Group (the “Saltire Acquisition”). The aggregate consideration payable at closing consists of (i) £60.3 million in cash (approximately $81 million based on the exchange rate of $1.343 per £1.00 specified in the Purchase Agreement), subject to adjustments described in the Purchase Agreement, including a daily profit ticker of £23,354 for each day from July 1, 2026 until closing, and (ii) unsecured loan notes that will be exchanged at closing for an aggregate of 17,355,139 shares of Common Stock. The number of shares is fixed and will not be adjusted for changes in the market price of the Common Stock. Following closing, the Sellers are expected to own approximately 30% of the outstanding Common Stock.

Completion of the Saltire Acquisition is subject to customary conditions, including the effectiveness of the Company’s registration statement on Form S-4, approval by the Company’s stockholders of the share issuance under Nasdaq Listing Rule 5635(a) and of the ratification of certain prior director elections under Section 204 of the General Corporation Law of the State of Delaware (or a Section 205 validation order of the Delaware Court of Chancery), Nasdaq approval of the listing of the shares and the Buyer having obtained debt and/or equity financing sufficient to fund the cash consideration. The Purchase Agreement may be terminated by either the Buyer or the Seller Representative if closing has not occurred by March 31, 2027, and, in certain circumstances, by the Seller Representative if the Buyer has not obtained the required financing by November 30, 2026. On October 9, 2026, the Company filed the registration statement on Form S-4 with the SEC, which has not yet been declared effective as of the date of this Report. The Saltire Acquisition is expected to close in the first quarter of 2027. Because the Saltire Acquisition had not closed as of the date these financial statements were issued, the initial accounting for the business combination, including the preliminary purchase price allocation, has not been completed.

Bond Issue

On October 13, 2026, Drilling Tools International Holdings, Inc., a wholly owned subsidiary of the Company, engaged a Norwegian investment bank to arrange fixed income investor meetings in the Nordic market in connection with a potential U.S. dollar denominated senior secured bond issue. If completed, the Company intends to use the net proceeds to partially finance the Saltire Acquisition, repay the Term Loan in full and a portion of the Revolving Line of Credit, and for general corporate purposes. As of the date of this Report, no bonds have been issued. There can be no assurance that the bond issue will be completed on the anticipated terms or at all. Any bonds will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our Common Stock, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Capitalized terms used in this section, but not otherwise defined, have the meanings ascribed to them in the Report.

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

Our revenues are derived from two sources: tool rental and product sales. Tool rental revenues are derived from the rental of tools used in bottom hole assemblies (“BHA”), various wellbore optimization tools, and tubular goods for drilling, workover, and completion operations. Additionally, tool rental revenue consists of the repair and inspection of such tools. Product sale revenues are derived from the sale of target depth technologies, the manufacturing and repair of tools for external customers, and tool recovery revenue. During the three months ended September 30, 2026 and 2025, we derived 79% and 82% of total revenues from tool rentals and 21% and 18% from product sales, respectively. During the nine months ended September 30, 2026 and 2025, we derived 78% and 82% from tool rentals and 22% and 18% from product sales, respectively.

We operate out of 2 reportable segments, split by geography, consisting of the Western Hemisphere operations and the Eastern Hemisphere operations.

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

Recent Developments and Trends

Pending Acquisition of the Group

On October 8, 2026, we entered into the Purchase Agreement to acquire the Group, an Aberdeen-based provider of rental drilling tools serving the North Sea, Middle East, Asia Pacific and other Eastern Hemisphere markets, for approximately $81 million in cash (subject to adjustment) and 17,355,139 shares of Common Stock. We expect the Saltire Acquisition to increase our Eastern Hemisphere contribution from approximately 18% of our standalone revenue in the second quarter of 2026 to approximately 40% of pro forma revenue following closing. On October 9, 2026, we filed a registration statement on Form S-4, which includes a proxy statement/prospectus for a special meeting of our stockholders to approve the share issuance and the ratification of certain prior director elections under Section 204 of the DGCL. The registration statement has not yet been declared effective and the special meeting has not yet been scheduled. Subject to the satisfaction of closing conditions, including financing, we expect the Saltire Acquisition to close in the first quarter of 2027. We have incurred approximately $2.2 million of transaction-related expenses in connection with the Saltire Acquisition during the three months ended September 30, 2026, and we expect to incur significant additional transaction, financing and integration costs. See Note 20 – Subsequent Events.

Oil and Natural Gas Prices

The following table summarizes average oil and natural gas prices in North America over the indicated periods as well as International and Domestic industry activity levels as reflected by the average number of active onshore drilling rigs during the same periods.

	Three months ended September 30,
	2026	2025	Change
WTI Oil Price ($/bbl.)(1)	$87.22	$65.74	33%
Natural Gas Price ($/MMBtu)(2)	$2.87	$3.03	-5%
Western Hemisphere Drilling Rigs (3)	923	851	8%
Eastern Hemisphere Drilling Rigs (3)	913	887	3%

	Nine months ended September 30,
	2026	2025	Change
WTI Oil Price ($/bbl.)(1)	$84.98	$67.40	26%
Natural Gas Price ($/MMBtu)(2)	$3.54	$3.45	3%
Western Hemisphere Drilling Rigs (3)	879	871	1%
Eastern Hemisphere Drilling Rigs (3)	894	900	-1%

(1) U.S. Energy Information Administration (“EIA”) Cushing, OK WTI (“West Texas Intermediate”) monthly average spot price per barrel of crude oil.

(2) EIA Henry Hub Natural Gas monthly average spot price per million British Thermal Unit (“MMBtu”).

(3) Baker Hughes, includes land and offshore activity and does not include miscellaneous rigs

During the nine months ended September 30, 2026, the oil and gas market continued to be influenced by evolving supply and demand fundamentals, geopolitical developments, and broader macroeconomic conditions. U.S. crude oil production remained near record levels, supported by continued activity in key shale basins and offshore developments. While crude oil prices remained volatile during the period, customer investment decisions continued to be driven primarily by medium- and long-term commodity price expectations, particularly for offshore projects with longer development cycles.

U.S. natural gas prices remained above prior-year levels during the nine months ended September 30, 2026, supported by improving market fundamentals, including continued demand growth and relatively tighter inventories, despite increasing domestic production.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three months ended September 30,
	2026	2025	$ Change	% Change
Revenue, net:
Western Hemisphere	$34,711	$34,952	$(241)	-1%
Eastern Hemisphere	7,915	6,223	1,692	27%
Intersegment Revenue	(1,981)	(2,358)	377	nm
Total revenue, net	40,645	38,817	1,828	5%
Segment income (loss)
Western Hemisphere	11,364	11,683	(319)	-3%
Eastern Hemisphere	1,262	188	1,074	571%
Total segment income (loss)	12,626	11,871	755	6%
Costs and other deductions:
Corporate and other expenses[1]	4,239	3,582	657	18%
Depreciation and amortization expense	6,974	6,834	140	nm
Interest expense, net	1,143	1,336	(193)	nm
Loss (gain) on asset disposal	382	(1)	383	100%
Other operating and non-operating costs, net	3,007	588	2,419	411%
Total costs and other deductions	15,745	12,339	3,406	28%
Income before income taxes	(3,119)	(467)	(2,652)	568%
Income tax benefit (expense)	487	(437)	924	nm
Net income (loss)	$(2,632)	$(904)	(1,728)	191%

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Revenue, net:
Western Hemisphere	$101,121	$113,733	$(12,612)	-11%
Eastern Hemisphere	21,908	17,361	4,547	26%
Intersegment Revenue	(6,353)	(9,976)	3,623	nm
Total revenue, net	116,676	121,118	(4,442)	-4%
Segment income (loss)
Western Hemisphere	31,352	37,364	(6,012)	-16%
Eastern Hemisphere	1,929	46	1,883	4093%
Total segment income (loss)	33,281	37,410	(4,129)	-11%
Costs and other deductions:
Corporate and other expenses[1]	11,010	10,593	417	nm
Depreciation and amortization expense	20,817	20,386	431	nm
Interest expense, net	3,267	3,981	(714)	-18%
Loss (gain) on asset disposal	380	70	310	nm
Goodwill impairment	—	1,901	(1,901)	nm
Other operating and non-operating costs, net	4,889	4,434	455	10%
Total costs and other deductions	40,363	41,365	(1,002)	-2%
Income before income taxes	(7,082)	(3,954)	(3,128)	79%
Income tax benefit (expense)	1,120	(1,024)	2,144	nm
Net income (loss)	$(5,962)	$(4,978)	(984)	20%

(1) Corporate and other includes stock compensation expense, monitoring expenses, and unallocated corporate expenses.

Comparison of the three months ended September 30, 2026 and 2025 nm = not meaningful

Western Hemisphere

Western Hemisphere revenue was $34.7 million for the three months ended September 30, 2026, a decrease of $0.2 million, or 1%, compared to the three months ended September 30, 2025. Revenue was flat year over year despite lingering pricing compression from activity declines in prior periods. Additionally, Western Hemisphere segment income was $11.4 million for the three months ended September 30, 2026, a decrease of $0.3 million or 3%, compared to the three months ended September 30, 2025. Segment income moved in line with revenue.

Eastern Hemisphere

Eastern Hemisphere revenue was $7.9 million for the three months ended September 30, 2026, an increase of $1.7 million, or 27%, compared to the three months ended September 30, 2025. The increase in revenues was driven by increased rental activity in geographies into which the Company has expanded. Additionally, Eastern Hemisphere segment income was $1.3 million for the three months ended September 30, 2026, an increase of $1.1 million or 571%, compared to the three months ended September 30, 2025. The increase was primarily driven by the increase in revenue year over year.

Corporate and other expenses

Corporate and other expenses was $4.2 million for the three months ended September 30, 2026, an increase of $0.7 million, or 18%, compared to the three months ended September 30, 2025. The increase was primarily related to stock-based compensation due to additional restricted stock units and performance share awards granted in 2026.

Loss (gain) on asset disposal

Loss (gain) on asset disposal was $0.4 million for the three months ended September 30, 2026, an increase of $0.4 million, or 100%, compared to the three months ended September 30, 2025. The increase was primarily related to the disposition of assets in the Western Hemisphere during the three months ended September 30, 2026.

Other operating and non-operating expense, net

Other operating and non-operating expense, net was $3.0 million for the three months ended September 30, 2026, an increase of $2.4 million, or 411%, compared to the three months ended September 30, 2025. The increase was primarily a result of the higher transaction related expenses incurred in the third quarter of 2026.

Comparison of the nine months ended September 30, 2026 and 2025

Western Hemisphere

Western Hemisphere revenue was $101.1 million for the nine months ended September 30, 2026, a decrease of $12.6 million, or 11%, compared to the nine months ended September 30, 2025. The decrease in revenues was driven by a decrease in tool rental revenue as a result of lower customer activity levels and pricing pressures during the nine months ended September 30, 2026. Additionally, Western Hemisphere segment income was $31.4 million for the nine months ended September 30, 2026, a decrease of $6.0 million or 16%, compared to the nine months ended September 30, 2025. The decrease was in line with the decrease in revenue and a result of the same drivers.

Eastern Hemisphere

Eastern Hemisphere revenue was $21.9 million for the nine months ended September 30, 2026, an increase of $4.5 million, or 26% compared to the nine months ended September 30, 2025. The increase in revenues was driven by increased rental activity in geographies into which the Company has expanded. Eastern Hemisphere segment income was $1.9 million for the nine months ended September 30, 2026, an increase of $1.9 million compared to less than $0.1 million for the nine months ended September 30, 2025. The increase was in line with the increase in revenue and a result of the same drivers.

Interest Expense, net

Interest expense, net was $3.3 million for the nine months ended September 30, 2026, a decrease of $0.7 million, or 18%, compared to the nine months ended September 30, 2025. The decrease was primarily a result of the decrease in the overall debt balance when comparing September 30, 2026 to September 30, 2025.

Other operating and non-operating expense, net

Other operating and non-operating expense, net was $4.9 million for the nine months ended September 30, 2026, an increase of $0.5 million, or 10%, compared to the nine months ended September 30, 2025. The increase was primarily a result of the higher transaction related expenses offset by lower restructuring costs incurred in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

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

This non-GAAP financial measure should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of this non-GAAP financial measures compared to the closest comparable U.S.GAAP measure. Some of these limitations are that:

Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of fixed assets and amortization of acquired intangible assets and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

Adjusted EBITDA excludes income tax benefit (expense).

The following tables present a reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended September 30, 2026 and 2025 (non-recurring transaction expenses recorded to other (income) expense are presented separately within Adjusted EBITDA):

	Three months ended September 30,
(In thousands)	2026	2025
Net income (loss)	$(2,632)	$(904)
Add (deduct):
Income tax expense (benefit)	(487)	437
Depreciation and amortization	6,974	6,834
Interest expense, net	1,143	1,336
Stock-based compensation	929	637
Management fees	188	188
Loss (gain) on asset disposal	382	(1)
Transaction expense	2,153	171
Other operating and non-operating expense, net	853	417
Adjusted EBITDA	$9,503	$9,115

	Nine months ended September 30,
(In thousands)	2026	2025
Net income (loss)	$(5,962)	$(4,978)
Add (deduct):
Income tax expense (benefit)	(1,120)	1,024
Depreciation and amortization	20,817	20,386
Interest expense, net	3,267	3,981
Stock-based compensation	2,556	1,820
Management fees	563	563
Loss (gain) on asset disposal	380	70
Goodwill impairment	—	1,901
Transaction expense	3,387	1,118
Other operating and non-operating expense, net	1,501	3,317
Adjusted EBITDA	$25,389	$29,202

Liquidity and Capital Resources

At September 30, 2026, we had $3.0 million of cash. Our primary sources of liquidity and capital resources are cash on hand, cash flows generated by operating activities and, if necessary, borrowings under the Credit Facility Agreement. We may use additional cash generated to execute strategic acquisitions or for general corporate purposes. We believe that our existing cash on hand, cash generated from operations and available borrowings under the Credit Facility Agreement will be sufficient to meet our working capital requirements and anticipated capital expenditures for at least the next 12 months and in the longer term, excluding the cash consideration for the Saltire Acquisition. Cash consideration payable at closing of the Saltire Acquisition is approximately £60.3 million (approximately $81 million), subject to adjustment, which substantially exceeds our cash on hand and available borrowings under the Credit Facility Agreement as of September 30, 2026. We expect to fund the cash consideration for the Saltire Acquisition, together with related fees and expenses, through new debt financing and borrowings under the Credit Facility Agreement. The Buyer’s obligation to close is conditioned on obtaining this financing, and the Seller Representative may terminate the Purchase Agreement if the financing has not been obtained by November 30, 2026 and certain other conditions are met. The completion of the Saltire Acquisition and the related financing will significantly increase our indebtedness and debt service obligations. There can be no assurance that such financing will be available on acceptable terms or at all.

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

Contractual Obligations and Commitments

Our material contractual obligations arise from leases of facilities and vehicles under noncancelable operating lease agreements. See Note 13 - Leases, of the notes to the condensed consolidated financial statements.

Tax Obligations

We currently have available federal net operating loss carryforwards to offset our federal taxable income, and we expect that these carryforwards will substantially reduce our cash tax payments over the next several years. If we forfeit these carryforwards for any reason or deplete them faster than anticipated, our cash tax obligations could increase substantially.

Cash Flows

The following table sets forth our cash flows for the period indicated:

	Nine months ended September 30,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(4,016)	$14,588
Investing activities	(911)	(12,745)
Financing activities	4,179	(3,705)
Effect of changes in foreign exchange rate	65	50
Net increase (decrease) in cash	$(683)	$(1,812)

Cash Flows Provided By (Used In) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $4.0 million, the driver being a net loss of $6.0 million and a increase in net working capital of $12.8 million offset by non-cash adjustments of $14.7 million. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report entitled “Risk Factors.”

Net cash provided by operating activities for the nine months ended September 30, 2025 was $14.6 million, the driver being a net loss of $5.0 million and a increase in net working capital of $1.8 million offset by non-cash adjustments of $21.4 million.

Cash Flows Provided By (Used In) Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $0.9 million, resulting from purchases of property, plant, and equipment of $17.6 million and the purchase of intangible assets of $1.0 million, offset by proceeds from rental tool recovery sales of $13.7 million and property, plant, and equipment sales of $4.0 million.

Net cash used in investing activities for the nine months ended September 30, 2025 was $12.7 million, resulting from purchases of property, plant, and equipment of $16.1 million, purchases of intangible assets of $1.4 million, and the acquisition of Titan for $5.6 million, partially offset by proceeds from rental tool recovery sales of $10.4 million.

Cash Flows Provided By (Used In) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $4.2 million, resulting primarily from debt increases of $4.8 million offset by purchases of treasury stock of $0.7 million.

Net cash used in financing activities for the nine months ended September 30, 2025 was $3.7 million, resulting primarily from debt decreases of $2.6 million and purchases of treasury stock of $1.2 million.

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

JOBS Act Accounting Election

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. In addition, as an emerging growth company, we may take advantage of certain reduced disclosure and other requirements that are otherwise applicable generally to public companies. DTI will take advantage of these exemptions until such earlier time that it is no longer an emerging growth company. DTI will cease to be an emerging growth company on the earliest of (i) the last day of the fiscal year following the fifth anniversary of the first sale of common equity securities of DTI (as successor to ROC Energy Acquisition Corp.) pursuant to an effective registration statement under the Securities Act, which we expect to be December 31, 2026, (ii) the last day of the fiscal year in which its total annual gross revenue is equal to or more than $1.235 billion, (iii) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which it is deemed to be a large accelerated filer under the rules of the SEC. Upon losing emerging growth company status, which we expect to occur on December 31, 2026, we will be required to adopt any deferred accounting standards and will no longer be eligible for the related reduced disclosure accommodations, including for purposes of our Annual Report on Form 10-K for the fiscal year ending December 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Credit risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with major and reputable financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided by the Canada Deposit Insurance Corporation, Federal Deposit Insurance Corporation and the U.K. Financial Services Compensation Scheme on such deposits but may be redeemed upon demand. We perform periodic evaluations of the relative credit standing of the financial institutions. With respect to accounts receivable, we monitor the credit quality of our customers as well as maintain an allowance for current expected credit losses resulting from the inability of customers to make required payments.

Concentration risk

A discussion of concentration risk is included in Note 1 – Summary of Significant Accounting Policies, of the notes to the Interim condensed consolidated financial statements included elsewhere in this report.

Foreign currency risk

Our customers are primarily located in the United States, Canada, and across the Eastern Hemisphere. Therefore, foreign exchange risk exposures arise from transactions denominated in currencies other than the United States dollar, which is our reporting currency and the functional currency of our U.S. operations. To date, a majority of our sales have been denominated in United States and Canadian dollars. As we expand our presence in international markets, including upon completion of the Saltire Acquisition, which will substantially increase our pound sterling-denominated operations, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. In addition, the cash consideration for the Saltire Acquisition is denominated in pounds sterling, and changes in the U.S. dollar/pound sterling exchange rate prior to closing will affect the U.S. dollar amount required to fund it. To date, we have not entered into any hedging arrangements to minimize the impact of these fluctuations in the exchange rates. We will periodically reassess our approach to manage our risk relating to fluctuations in currency rates.

We do not believe that foreign currency risk had a material effect on our business, financial condition, or results of operations during the periods presented.

Commodity price risk

The demand for our products and services depends on the level of drilling activity by exploration and production companies, which is influenced significantly by prevailing and expected prices for oil and natural gas. Oil and natural gas prices have historically been volatile and may be affected by, among other things, global supply and demand, actions of OPEC+, geopolitical events and economic conditions. A sustained decline in commodity prices could reduce rig counts and customer capital spending, which could adversely affect our revenue, utilization of our rental tool fleet and results of operations. We do not use derivative instruments to hedge commodity price risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, Note 15 to our condensed consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference. As of the date of this Report, no litigation has been filed relating to the Saltire Acquisition or the proposed Section 204 ratification.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 6, 2026 (the “Annual Report”), describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Report or presented elsewhere by management from time to time. Except as set forth below, there have been no material changes to the risk factors that appear in the Annual Report as of the date of this Report. The risk factors below should be read together with the risk factors in the Annual Report and in our registration statement on Form S-4 filed with the SEC on October 9, 2026 (as it may be amended from time to time). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

The Saltire Acquisition is subject to conditions, some of which are outside our control, and may not be completed on the anticipated timeline or at all.

Completion of the Saltire Acquisition is subject to conditions, including the effectiveness of our registration statement on Form S-4, approval by our stockholders of the share issuance and the Section 204 ratification (or a Section 205 validation order), Nasdaq listing approval and the Buyer obtaining the required financing. The Purchase Agreement does not permit our Board to change its recommendation in response to a superior proposal and does not provide a termination right if our stockholders fail to approve the applicable proposals. If the transaction is not completed by March 31, 2027, it may be terminated. If the Saltire Acquisition is not completed, we will have incurred significant costs without realizing the expected benefits, and the market price of our Common Stock may decline.

We will incur substantial additional indebtedness to finance the Saltire Acquisition, and the financing may not be available on acceptable terms.

We expect to fund the cash consideration through new debt financing, which may include a senior secured bond issue, and borrowings under the Credit Facility Agreement. Increased indebtedness will increase our interest expense and may subject us to restrictive covenants that limit our operating flexibility. If we are unable to obtain financing by November 30, 2026, the Seller Representative may, in certain circumstances, terminate the Purchase Agreement.

The issuance of shares in the Saltire Acquisition will dilute our existing stockholders, and future sales by the Sellers could depress our stock price.

We will issue a fixed 17,355,139 shares of Common Stock to the Sellers, who are expected to own approximately 30% of our outstanding Common Stock following closing, and the number of shares will not be adjusted for changes in our stock price. The Sellers will have the right to designate a director or board observer, and following expiration of the lock-up restrictions, which release in tranches at 12, 18 and 24 months after closing, sales of these shares could adversely affect the market price of our Common Stock.

We may not realize the anticipated benefits of the Saltire Acquisition, and the acquisition will increase our exposure to international operations and foreign currency fluctuations.

The Group operates primarily in the United Kingdom, Norway, the United Arab Emirates, Singapore and Malaysia, and its results are largely denominated in British pounds sterling. Integrating the Group may be more difficult, costly or time-consuming than expected, and fluctuations in the U.S. dollar/British pound sterling exchange rate may affect the U.S. dollar cost of the cash consideration and our reported results. Following completion of the Saltire Acquisition, we will also be subject to additional legal, regulatory, tax and compliance requirements in these jurisdictions, including anti-corruption, sanctions and export control laws, which may increase our costs and exposure to liability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 13, 2025, the Company announced a share repurchase program allowing the Company to purchase common stock held by non-affiliates, not to exceed $10.0 million in aggregate value. There were no shares repurchased during the three months ended September 30, 2026. There were no unregistered sales of equity securities during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three and nine months ended September 30, 2026, none of our officers and directors adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements, as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Number	Description
2.1†

Share Purchase Agreement, dated as of October 8, 2026, by and among Drilling Tools International Corporation, Casing Technologies Group Limited, Saltire Energy Limited, Foxley Energy Limited, the Sellers named therein and Jack William Loggie, as Seller Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2026).

10.1

Lock-up and Investor Rights Agreement, dated as of October 8, 2026, by and among Drilling Tools International Corporation and the Sellers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

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

Drilling Tools International Corporation

Date: November 6, 2026	By:	/s/ David R. Johnson
David R. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)